Form 10-K
period 1993-12-31
PETROLEUM HEAT & POWER CO INC
filed 1994-03-09
CIK 736768

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission  File  No.  2-88526
                          -----------------                           -------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993   OR
                          -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      ---------------

For the transition period  from                      to
                               --------------------     ------------------
Commission file number
                      ----------------------------------------------------


                    PETROLEUM HEAT AND POWER CO.,INC.
- ---------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

Minnesota                                06-1183025
- -------------------------------          -----------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

2187 Atlantic Street, Stamford, CT       06902
- ---------------------------------------  ------------------------
(Address of principal executive Offices) (Zip Code)

    Registrant's telephone number, including area code: (203) 325-5400
                                                        --------------

  Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class          Name of each exchange on which registered

    Class B Common Stock         AMERICAN STOCK EXCHANGE
    --------------------         -----------------------

  Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock
                      --------------------
                     (Title of Each Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1994 was approximately $59,246,784.

As of March 1, 1994 there were 18,992,579 shares of the Registrant's Class A Common Stock, 216,901 shares of the Registrant's Class B Common Stock and 2,545,139 shares of the Registrant's Class C Common Stock outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE
                   -----------------------------------


     The documents incorporated by reference into this Form 10-K and the parts hereof into which such documents are incorporated are listed below:

               Document                                  Part
               --------                                  ----

Those portions of the registrant's proxy                 III
statement for the registrant's 1994 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K


                                  PART I

                            ITEM 1.  BUSINESS


     Petroleum Heat and Power Co., Inc. (the "Company" or "Petro") is the largest retail distributor of home heating oil (#2 fuel oil) in the United States, with sales of $538.5 million for the year ended December 31, 1993. Petro served approximately 415,000 customers in 26 markets in the Northeast, as of December 31, 1993, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, D.C. Despite its leading market position, Petro estimates that its customer base represents approximately 5% of the residential home heating oil customers in the Northeast. For the year ended December 31, 1993, the Company sold approximately 443.5 million gallons of home heating oil and propane.

     In addition to home heating oil and propane, the Company also installs and repairs heating equipment and markets to commercial customers, to a limited extent, other petroleum products, including #4 fuel oil, #6 fuel oil, diesel fuel, kerosene and gasoline.

     Installation and repair of heating equipment is provided as a service by the Company to its heating oil customers, and has represented approximately 12% per year of the Company's net sales for the last three fiscal years. The Company considers the provision of service and installation services to be an integral part of its basic fuel oil business. Accordingly, the Company regularly provides various service incentives to obtain and retain fuel oil customers and such services are not designed to generate profits. Except in isolated instances, the Company does not provide service to any person who is not a heating oil customer.

     For the years ended December 31, 1991, 1992 and 1993, sales of home heating oil and propane (not including related installation and service) constituted approximately 82%, of the Company's net sales.

     The Company's volume, cash flow and operating profits before depreciation and amortization have increased significantly since 1980 primarily because of its acquisitions of other home heating oil businesses. Since September 1979, the Company has completed 146 acquisitions including nine in 1993 and one in 1994. Large volume acquisitions are operated as separate branches while smaller volume acquisitions are integrated into existing branches of the Company.


  Operating Strategy

     The Company currently operates from 30 branch locations and a corporate office in Stamford, Connecticut. The accounting, data processing, purchasing and credit functions are centralized, while branch offices maintain autonomy over oil delivery, heating equipment service and customer relations. The Company obtains its fuel oil in either barge or truckload quantities. When purchasing in barge quantities, the Company hires independent barging companies on an as needed basis to transport the Company's oil from refineries and other bulk storage facilities to third-party storage terminals. The Company has contracted with 71 third party storage terminals for the right to temporarily store its fuel oil at their facilities. The fuel oil is then transported by the Company's fleet of approximately 725 delivery trucks to its customers.

     Approximately 85% of the Company's customers receive their home heating oil pursuant to an automatic delivery system in which individual deliveries are scheduled by computer based upon each customer's historical consumption patterns and prevailing weather conditions. The Company delivers home heating oil approximately six times during the year to the average customer. The Company's practice is to bill customers promptly after delivery. In addition, approximately 30% of the Company's customers are on the Company's budget payment plan whereby their estimated annual oil purchases and service contract is paid for in a series of equal monthly payments over an eleven or twelve month period.


Suppliers

     The Company obtains home heating oil from numerous sources, including integrated international oil companies, independent refiners and independent wholesalers, many of which have been suppliers to the Company for over 10 years. The Company's purchases are made pursuant to supply contracts or on the spot market. The Company has market price based contracts for substantially all its petroleum requirements with 14 different suppliers, all of which have significant domestic sources for their product. The Company's current suppliers are (in alphabetical order): Amerada Hess Corporation; Bayway Refining Co.; Citgo Petroleum Corp.; Coastal New England and New York; Crown Central Petroleum; Exxon Company USA; Global Petroleum Corp.; Kerr McGee Refining Corp.; MG Refining and Marketing Co.; Mobil Oil Corporation; Northeast Petroleum, a division of Cargill, Inc.; S & S Hartwell and Co., Inc. (a division of Sprague Energy Co.); Stuart Petroleum Company and Sun Oil Company. The Company's supply contracts each have terms of 12 months and typically expire in May or June of each year. All of the supply contracts provide for maximum quantities, but do not establish in advance the price at which fuel oil is sold, which, like the Company's price to its customers, is established from time to time. The Company believes that its policy of contracting for substantially all its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in the worldwide supply of crude oil. The Company further believes that relations with its current suppliers are satisfactory.

     Customers and Sales

    As of  December 31,  1993, the  Company  served approximately  415,000
customers  in   the  following  26   markets  through  a  sales   force  of
approximately 139 individuals based primarily in the Company's branch offices:



New York                   Maryland/Virginia/D.C.      Pennsylvania
Bronx, Queens and          Baltimore (Metropolitan)    Allentown
 Kings Counties            Washington, D.C.            Berks County
Eastern Long Island         (Metropolitan)              (Centered in Reading)
Staten Island                                          Lebanon County
Western Long Island        Massachusetts                 (Centered in Palmyra)
                           Boston (Metropolitan)
Connecticut                Northeastern Massachusetts  New Jersey
Bridgeport--New Haven       (Centered in Lawrence)     Camden
Hartford (Metropolitan)       Springfield              Neptune
Litchfield County             Worcester                Newark (Metropolitan)
Southern Fairfield County                              North Brunswick
                                                       Rockaway
                           Rhode Island                Trenton
                           Providence
                                                       New Hampshire
                                                       Milford
                                                       Portsmouth


     Approximately 85% of the Company's sales of #2 fuel oil are made to homeowners with the balance to industrial, commercial and institutional customers. Historically, the Company has lost a portion of its customer base each year for various reasons, including customer relocation, price competition and conversions to natural gas.

Conversions to Natural Gas

     The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The Company believes that approximately 1% of its customer base annually converts from home heating oil to natural gas. Even when natural gas had a significant price advantage over home heating oil, such as in 1980 and 1981 when there were government controls on natural gas prices or, for a short time in 1990 and 1991, during the Persian Gulf crisis, the Company's customers converted to natural gas at only a 2% annual rate. During the latter part of 1991 and through 1993, natural gas conversions have returned to their approximate 1% historical annual rate as the prices for the two products have been at parity.

Certain Industry Matters and Seasonality

     The Company's business is directly related to the heating needs of its customers and the weather can have a material effect on the Company's sales in any particular year, such as in 1990 and 1991 which were the first and third warmest years in the century. However, the temperatures over the past 30 years have been relatively stable, and as a result have not had a significant impact on the Company's performance except on a short-term basis.

     The Company's business is highly seasonal. Approximately 80% of its revenues are generated during the heating season from October 1 through March 31, the Company's fourth and first fiscal quarters.

Competition

     The Company's business is highly competitive. The Company competes with fuel oil distributors offering a broad range of services and prices, from full service distributors, like the Company, to those offering delivery only. Competition with other companies in the fuel oil industry is based primarily on customer service and price. Long-standing customer relationships are typical in the retail home heating oil industry. Many companies in the industry, including Petro, deliver home heating oil to their customers based upon weather conditions and historical consumption patterns without the customer having to make an affirmative purchase decision each time oil is needed. In addition, most companies, including Petro, provide home heating equipment repair service on a 24-hour a day basis, which tends to build customer loyalty.

Employees

     As of December 31, 1993, the Company had 2,385 employees, of whom 759 were office, clerical and customer service personnel, 720 were heating equipment repairmen, 572 were oil truck drivers and mechanics, 195 were management and staff and 139 were employed in sales.
Approximately 355 of those employees were seasonal, and management expects to rehire the majority of them during the next heating season. Approximately 718 full time employees and 235 seasonal employees are represented by 17 different local chapters of labor unions. Management believes that its relations with both its union and non-union employees are satisfactory.


Investment in Star Gas Corporation

     In December  1993,  the Company  acquired  a 29.5%  equity  interest
(42.8% voting interest) in Star Gas Corporation ("Star Gas"), the tenth largest propane distributorship in the United States, for $16.0 million in cash. Certain other investors invested a total of $49.0 million of additional equity in Star Gas, of which $11.0 million was in the form of cash and $38.0 million resulted from the conversion of long-term debt and preferred stock into equity. As a result of redemptions of a portion of the equity in Star Gas held by certain of the other investors that the Company expects will occur in connection with a Star Gas recapitalization, the Company expects that its direct and indirect equity interest in Star Gas will increase to 36.7% without any additional investment by the Company.

     Star Gas is the tenth largest distributor of propane in the United States, with sales of $154.2 million, representing over 169 million gallons of propane, for its fiscal year ended September 30, 1993. Star Gas served approximately 200,000 customers in the midwestern, northeastern and southeastern regions of the United States as of September 30, 1993.

     The Company will manage Star Gas' business under a Management Services Agreement which provides for an annual cash fee of $500,000 and an annual bonus equal to 5% of the increase in Star Gas' operating income before depreciation and amortization over its fiscal year ended September 30, 1993, payable in common stock of Star Gas pursuant to a formula set forth in the Management Services Agreement. Star Gas also will reimburse the Company for its expenses and the cost of certain Company personnel.

     After giving effect to the Star Gas recapitalization on a pro forma basis as of September 30, 1993, Star Gas would have had total long-term debt of $70.3 million and stockholder's equity of $51.1 million. The Company is not directly or contingently liable for any indebtedness of Star Gas.

     Star Gas distributes propane primarily for home heating as well as for commercial uses from 89 locations employing a fleet of over 300 delivery trucks. Star Gas acquires propane from approximately 30 sources, including Ashland Petroleum Company, Amoco Canada Marathon Corp., Enron Gas Liquids, Inc. and Texaco Exploration and Production, Inc. Star Gas owns a storage facility in the Midwest in which it is able to store approximately 22 million gallons of propane in an underground cavern located approximately 400 feet below the surface.

                           ITEM 2.  PROPERTIES


     The Company currently occupies 50 different facilities and distributes fuel oil and provides service to its customers through approximately 1,900 oil delivery tank trucks, service vans and other vehicles.

     The following table presents additional information concerning the Company's facilities:

                                                 Owned/Lease     Approx.
                                                 Expiration      Square
Location            Type of Facility                Date         Footage
- --------            ----------------             -----------     -------

New York
Astoria             Office/Garage                12/31/95        25,600
Brooklyn            Office                       Owned            6,500
Brooklyn            Garage                       Owned           13,000
Brooklyn            Office/Garage                10/31/00        25,500
Brooklyn            Garage                       10/31/05        33,500
Hicksville          Office/Garage                 7/14/01        16,000
Oyster Bay          Office/Garage                 8/31/96        22,800
Patchogue           Office/Garage                10/03/96        26,500
Plainview           Garage                       Owned            8,500
Plainview           Office/Garage                10/31/00        23,800
Southampton         Office/Storage                7/31/98        12,000
Staten Island       Office/Garage                 6/30/96         9,650
Westbury            Office/Garage                10/31/95        17,400

New Jersey
Camden              Office/Garage                Owned            9,800
Clark               Office                        4/30/99        15,000
Hanover             Office/Garage                 5/31/96         6,000
Lakewood            Office/Garage                 9/30/95         4,500
Linden              Office/Warehouse              6/30/94         8,100
Princeton           Office/Garage/Storage        Owned            7,300

Connecticut
Ansonia             Office                       11/20/94           800
Bristol             Office                        5/31/95         5,360
Canton              Office/Garage/Storage        Owned            4,900
East Hartford       Office/Garage                 2/01/00        18,000
East Hartford       Office/Storage                3/31/94         4,070
Greenwich           Storage                       9/30/96            --
New Milford         Office/Garage                 8/31/98         5,800
North Haven         Office/Garage                 9/15/00        12,000
Norwalk             Office                       12/31/96         5,400
Norwalk             Garage                       12/31/96         2,400
Stamford            Corporate Headquarters        8/31/03        19,000
Stamford            Office/Garage                 5/31/94        29,000
Waterbury           Office                        6/30/96           375

                                                 Owned/Lease     Approx.
                                                 Expiration      Square
Location            Type of Facility                Date         Footage
- --------            ----------------             -----------     -------

Massachusetts

Holden              Office/Garage/Storage        Owned            7,500
Lawrence            Office/Garage                Owned            8,500
Revere              Office/Garage                 8/31/96        12,800
Rochdale            Office/Storage               Owned            1,200
Springfield         Office/Garage/Storage        Owned           12,570
Westfield           Office/Storage               12/22/94           500
Westwood            Office                        6/15/97         9,400

Pennsylvania
Allentown           Office/Garage                 5/31/98         4,600
East Stroudsbourg   Office/Garage/Warehouse       8/11/95         1,700
Palmyra             Office/Garage/Storage        Owned            5,500
Reading             Office/Garage                Owned           20,600

New Hampshire
Amherst             Storage                      Owned               --
Milford             Office/Garage                 3/31/96         7,240
Portsmouth          Office/Garage                 9/01/95         6,100

Rhode Island
Providence          Office/Garage                 5/31/98         7,600

Maryland
Baltimore           Office/Garage/Storage        Owned           13,750
Forrestville        Office/Garage                 3/31/08        18,900




     The Company believes its existing facilities are sufficient and that there are numerous comparable facilities available at similar rentals in each of its marketing areas should they be required.



                        ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceeding which could have a material adverse effect on the results of operations or the financial condition of the Company.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                  None.

                                 PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                       AND RELATED STOCKHOLDER MATTERS



Class A Common Stock

     The Company's Class A Common Stock is traded on the National Association of Securities Dealers Inc. NASDAQ National Market System under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock since the initial public offering of the Class A Common Stock on July 29, 1992 were as follows:

                      1992                         1993
             -------------------------    --------------------------
               High     Low   Dividend     High      Low    Dividend
             -------  ------- --------    ------   -------  --------
Quarter
1st                                       $10 3/4  $ 8 1/4  $.1125
2nd                                        11 1/4    8 1/4   .1375
3rd          $12 3/4  $10 1/2 $.0703        9        7 3/4   .1375
4th           12 5/8   10 1/4  .1125       10        7       .1375


     The last sale price of the Class A Common Stock on March 1, 1994 was $9.00 per share. As of March 1, the Company had 102 shareholders of record of its Class A Common Stock. In addition, the Company declared a dividend of $.1375 per share of Class A Common Stock which was paid on January 3, 1994 to holders of records as of December 15, 1993. The Company has declared a dividend of $.1375 per share of Class A Common Stock payable on April 1, 1994 to holders of record on March 15, 1994.


Class B Common Stock

     The Class B Common Stock has been listed on the American Stock Exchange since December 1986 under the symbol "PHP". The high and low per share price of the Class B Common Stock and dividends declared on the Class B Common Stock in 1992 and 1993 were as follows:

                      1992                         1993
             -------------------------    --------------------------
               High     Low   Dividend     High      Low    Dividend
             -------  ------- --------    ------   -------  --------
Quarter
1st          $12 1/4  $ 9 7/8 $.2858      $19 1/4  $15 3/4  $.4700
2nd           16 1/4   10 1/4  .2858       22 1/2   17 3/8   .4700
3rd           17 1/2   14 1/2  .2858       20 3/4   19 3/4   .4700
4th           17 1/4   15 1/8  .2858       20 1/2   19 1/2   .4700

     The last sale price of the Class B Common Stock on March 1, 1994 was $23.50 per share. As of March 1, 1994, the Company had 60 shareholders of record of its Class B Common Stock. In addition, the Company declared a dividend of $.47 per share of Class B Common Stock which was paid on January 3, 1994 to holders of record as of December 15, 1993. The Company has declared a dividend of $.41 per share of Class B Common Stock payable on April 1, 1994 to holders of record on March 21, 1994.

Class C Common Stock

     There is  no established  trading market for  the Company's  Class C
Common  Stock, $.10  par value.    The number  of record  holders  of the
Company's Class C Common stock at March 1, 1994 was 29.

     The Company declared cash dividends on its Class C Common Stock of $.1828 per share in 1992 and declared cash dividends of $.525 per share in 1993. In addition, the Company declared a dividend of $.1375 per share of Class C Common Stock which was paid on January 3, 1994 to holders of record as of December 15, 1993. The Company has declared a dividend of $.1375 per share of Class C Common stock payable on April 1, 1994 to holders of record on March 15, 1994.

     Under the terms of the Company's 11.85%, 12.17%, and 12.18% Subordinated Notes due 1998 and 14.10% Subordinated Notes due 2001 the Company may not pay any dividend nor make a distribution on its capital stock if the amount expended for such purposes after December 31, 1987 exceeds the sum of (a) 50% of the aggregate Cash Flow of the Company accrued on a cumulative basis for each of the fiscal years subsequent to December 31, 1986 and (b) the aggregate net proceeds, including the fair value and property other than cash, received by the Company from the issue or sale of capital stock of the Company after July 1, 1987. The terms of the Company's Credit Agreement, as restated and amended on December 31, 1992 (Credit Agreement), along with the terms of its 10 1/8% Subordinated Notes due 2003 and 9 3/8% Subordinated Debentures due 2006 include restrictions which limit the aggregate amount of dividends the Company may pay. Under the most restrictive dividend limitations, at December 31, 1993, $7.1 million was available for the payment of dividends on all classes of Common Stock.

                  ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

        The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. Although EBITDA and NIDA should not be considered as substitutes for net income (loss) as an indicator of the Company's operating performance and NIDA is not a measure of the Company's liquidity, they are included in the following table as they are the bases upon which the  Company assesses its  financial performance,
compensates management  and establishes dividends.   See "Management's
Discussion and Analysis of Results of Operations and Financial Condition."


                                                                  Year Ended December 31,
                                                ----------------------------------------------------
                                                  1989           1990          1991           1992          1993
                                                --------       --------      --------       --------     ---------
                                                              (in thousands, except per share and per gallon data)
Income Statement Data:
Net sales                                         $541,521      $567,414      $523,243       $512,430      $538,526
Cost of sales                                      402,178       435,031       378,772        350,941       366,809
                                                  --------      --------      --------       --------      --------
        Gross profit                               139,343       132,383       144,471        161,489       171,717
Operating expenses                                  99,267       106,076       104,435        110,165       123,280
Amortization of customer lists                      24,604        25,571        24,840         23,496        23,183
Depreciation and amortization of
 plant and equipment                                 5,127         5,796         5,550          5,534         5,933
Amortization of deferred charges                     2,362         4,946         5,185          5,363         5,548
Provision for supplemental benefit                     --            --            --           1,974           264
                                                  --------       -------      --------       --------      --------
  Operating income (loss)                            7,983       (10,006)        4,461         14,957        13,509
Interest expense--net                               17,915        20,900        20,728         18,622        20,508
Other income (expense)--net                          2,568          (228)          (45)          (324)         (165)
                                                  --------      --------      --------       --------      --------
  Loss before income
   taxes and extraordinary item                     (7,364)      (31,134)      (16,312)        (3,989)       (7,164)
Income taxes (benefit)                              (3,077)       (1,867)          250            400           400
                                                  --------      --------      --------       --------      --------
  Loss before
   extraordinary item                               (4,287)      (29,267)      (16,562)        (4,389)       (7,564)
Extraordinary item                                     --            --            --             --           (867)
                                                  --------      --------      --------       --------      --------
        Net loss                                  $ (4,287)     $(29,267)     $(16,562)      $ (4,389)     $ (8,431)
                                                  ========      ========      ========       ========      ========
Net loss applicable to
  Common Stock                                    $ (4,287)     $(30,624)     $(19,855)      $ (8,842)     $(11,798)
Net Income (loss) per common share
  Class A Common Stock                            $  (0.77)     $  (2.81)     $  (1.64)      $   (.81)     $   (.57)
  Class B Common Stock                                1.83          1.70           .31           1.14          1.88
  Class C Common Stock                               (0.77)        (2.81)        (1.64)          (.81)         (.57)

Other Data:
EBITDA(2)                                         $ 40,076      $ 26,307      $ 40,036       $ 51,325      $ 48,437
NIDA(3)                                           $ 27,573      $  4,639      $ 15,744       $ 27,721      $ 23,176
Gallons of home heating oil
 and propane sold                                  449,040       398,989       385,557        423,354       443,487
Cash Dividends declared per
  common share(1):
  Class A Common Stock                               $0.16         $0.08         $  --          $0.18         $0.525
  Class B Common Stock                                1.83          1.70          0.31           1.14          1.88
  Class C Common Stock                                0.16          0.08            --           0.18          0.525
Weighted average number of
 common shares outstanding:
  Class A Common Stock                              10,181        10,181        10,181         12,854        18,993
  Class B Common Stock                               3,034         3,034         3,034          2,447           217
  Class C Common Stock                               2,545         2,545         2,545          2,545         2,545

(Footnotes on next page)


                                                                       At December 31,
                                                --------------------------------------------------------------------
                                                  1989           1990           1991          1992           1993
                                                --------       --------       --------      --------       ---------
                                                                          (in thousands)

Balance Sheet Data:
  Working capital (deficiency)                  $ 13,544      $ (5,520)      $(12,038)     $ (6,744)       $ 16,694
  Total assets                                   286,435       260,665        220,010       252,783         256,589
  Long-term debt and capital
   lease obligations (before escrow
   deposit)(4) (long-term portion)                51,570        50,847         50,217        50,080          50,047
  Subordinated notes
   (long-term portion)                            92,418        95,346         91,613        84,978         135,264
  Redeemable preferred stock                      10,000        25,000         30,023        37,718          20,833
  (long-term portion)
  Stockholders' deficiency                        (3,287)      (40,087)       (61,444)      (33,917)        (61,964)


     ------------------------------------
(1) On July 29, 1992, the holders of Class A Common Stock exchanged 20% of their shares (2,545,139 shares) for an equal number of the newly created Class C Common Stock. All per share amounts for Class A and Class C Common Stock have been retroactively adjusted to reflect such exchange.

(2) EBITDA   is  defined  as  operating  income  before  depreciation  and amortization and non-cash expenses associated with key employees' deferred compensation plans.

(3) NIDA is defined as the sum of consolidated net income (loss), plus depreciation and amortization of plant and equipment and amortization of customer lists and deferred charges, plus non-cash expenses associated with key employees' deferred compensation plans, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

(4) The Company has escrowed certain amounts to secure the repayment of certain long-term debt. The amounts on deposit at the dates indicated were as follows: $-0- at December 31, 1989, $-0- at December 31, 1990, $5,000,000 at December 31, 1991, $15,000,000 at December 31, 1992 and
    $20,000,000 at December 31, 1993.

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION




Overview

     In analyzing the Company's results, one should consider the Company's active acquisition program, the rapid rate of amortization of customer lists purchased in acquisitions, the seasonal nature of the heating oil business and the general ability of heating oil distributors to pass on variations in wholesale heating oil costs to their customers. Therefore, although a company's net income (loss) calculated in accordance with generally accepted accounting principles is generally considered  by investors  to be  an  indicator of  a company's  operating performance, management believes that in evaluating the Company's results, two additional measures should be considered to supplement the net income (loss) analysis. The first such measure is operating income before depreciation and amortization and non-cash expenses associated with key employees' Deferred Compensation Plans (referred to herein as EBITDA) and the second such measure is NIDA, defined as the sum of (i) consolidated net income (loss), plus (ii) depreciation and amortization of plant and equipment and amortization of customer lists and deferred charges, plus non-cash expenses associated with key employees' deferred compensation plans less dividends accrued on preferred stock excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received from the Company. Although EBITDA and NIDA should not be considered as substitutes for net income (loss) as an indicator of the Company's operating performance and NIDA should not be considered as a measure of the Company's liquidity, it is important for an investor to understand these concepts since management's strategy is to maximize EBITDA and NIDA, rather than net income. The computations of EBITDA and NIDA are derived from the Company's financial statements as a supplement to the Company's traditional financial statements. Because of management's acquisition and other strategies, it believes that EBITDA is an important indicator as a measure of earnings derived from operations before non-cash expenses and non-operating expenses, such as interest expense, other expenses and income taxes. The following expands on the above and enumerates other factors that one should consider.

     First, the financial results of a given year do not reflect the full impact of that year's acquisitions. Most acquisitions are made during the non-heating season because many sellers desire to retain winter profits but avoid summer losses. Therefore, the effect of acquisitions made after the heating season are not fully reflected in the Company's sales volume and operating and financial results until the following calendar year.

     Second, as stated above, the Company's objective is to maximize NIDA and EBITDA, rather than net income. The large disparity between NIDA and net income (loss) is primarily attributable to the substantial amortization of customer lists and other intangibles in connection with acquisitions. Customer lists and other intangibles acquired in connection with acquisitions represent the allocation of acquisition costs which are amortized over the future periods benefitted by such acquisitions. In general, costs are allocated to assets based upon the fair market value of the assets purchased, as determined by arms' length negotiations between the Company and the seller. Substantially all purchased intangibles are comprised of customer lists and covenants not to compete. Amortization of customer lists is a non-cash expense which represents the write-off of the amount paid for customers acquired in connection with acquisitions who later terminate their relationship with the Company. Based on the Company's analysis of historical purchased customer attrition rates, these lists have been amortized 90% over a six year period (on average, 15% per annum) and the balance over a 25 year period. However, the Company's annual net loss of customers has only averaged approximately 3.5% over the past five years, as the loss of purchased accounts has been partially offset by new customers obtained through internal marketing. The covenants not to compete are amortized over the lives of the covenants, which generally range from five to seven years. The Company periodically reviews the appropriate allocation of purchase price among the intangible assets acquired and their amortization lives.

     Third, the seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its volume in the first quarter and 30% in the fourth quarter of each year. The Company generally realizes positive NIDA in both of these quarters and negative NIDA during the warmer quarters ending June and September. As a result, acquisitions made during the spring and summer months generally have a negative effect on earnings and a limited impact on NIDA in the calendar year in which they are made. Most of the costs associated with an acquired distributor are incurred evenly throughout the remainder of the year, whereas a smaller percentage of the purchased company's annual volume and gross profit is realized during the same period.

     Finally, changes in total dollar sales do not necessarily affect the Company's gross profit, EBITDA, net income or NIDA. Since the Company adds a per gallon margin onto its wholesale costs, variability in wholesale oil prices will affect net sales but generally do not affect EBITDA, net income, NIDA or any other measure of earnings. As a result, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of the decrease in volume would be to reduce EBITDA, net income, NIDA or any other measure of earnings.

     Given the Company's operating strategy to maximize EBITDA and NIDA as described above, one should also be aware of certain risks that are inherent in such a strategy. Although an increased level of acquisitions (which in turn adds to the Company's plant and equipment and customer lists) is expected to have a positive impact on the long term viability of the business, the near term effect of acquisitions would be to increase EBITDA and NIDA by a significantly greater amount than would be the increase, if any, of net income because of the substantial impact of depreciation and amortization expense, items which generally do not impact EBITDA or NIDA, but which do materially impact net income. A reduced level of acquisitions, which would be expected to have an adverse impact on the long term growth of the business, could have the short term effect of decreasing EBITDA and NIDA, while possibly increasing net income.

     In the year of an acquisition, depending on the month it is consummated, it is possible that EBITDA and NIDA would not be affected, while net income could be negatively impacted.


     To the extent future acquisitions are financed with debt, the interest expense associated with such debt would not impact EBITDA, but would reduce NIDA and net income. If the Company were to finance future acquisitions by issuing new preferred stock, the preferred stock dividends associated with the new preferred stock would not affect EBITDA or net income, but would reduce NIDA and increase the Company's stockholders' deficiency.

     Since EBITDA and NIDA are not affected by depreciation and amortization, the Company's failure to replace long lived assets or its decision to delay needed capital expenditures, could have the short term effect of improving net income (by minimizing depreciation and amortization expense), but could have a negative impact on the long term viability of the business. Because management is concerned with the Company's long term viability, and measures its operating performance by EBITDA and NIDA, it intends to continue making capital improvements as required.

     Factors that impact the Company's ability to continue following its current operating strategy in the foreseeable future include its ability to continue to grow through acquisitions, while continuing to replace lost customers through internal marketing.

Results of Operations and Other Data


1993 Compared to 1992

     Net sales increased in 1993 to $538.5 million from $512.4 million in 1992. This $26.1 million increase was attributable to volume growth and related service revenues associated with acquisitions ($55.4 million or 10.8%), offset by attrition in the Company's customer base and slightly warmer weather (2.6% warmer than in the prior period).

     In  1993 home  heating oil  volume, including  propane increased  to
443.5 million gallons, 4.8% greater than the 423.4 million gallons delivered in 1992 due to the impact of the nine acquisitions completed in 1992 whose annual volume was fully reflected for the first time in 1993, and to a lesser extent, the nine acquisitions completed in 1993. The positive impact of the acquisitions was offset by the slightly warmer weather and attrition in the Company's customer base.

     Gross profit increased $10.2 million, (6.3%), from $161.5 million (38.1 cents per gallon) for 1992 to $171.7 million (38.7 cents per gallon) for 1993. Home heating oil margins increased 2.0 cents per gallon, which was partially offset by the higher cost of providing heating equipment repair and maintenance service to a larger customer base and the utilization of this service as part of the Company's internal marketing program.

     Operating expenses increased $13.1 million (11.9%) from $110.2 million in 1992 to $123.2 million in 1993, primarily due to the acquisitions, the severe weather conditions experienced in March 1993 that temporarily increased delivery expenses during that month and the expansion of the Company's marketing program. On a per gallon basis these expenses increased 6.9% from 26.0 cents in 1992 to 27.8 cents in 1993. However, after adjustment for the warmer weather in 1993, the increase was only 4.2% per gallon which was attributable entirely to above mentioned severe March weather and the Company's marketing program.

     The provision for supplemental benefits, representing the present value of such benefits, returned to the more normal level of $0.3 million compared to the accelerated accrual of $2.0 million in 1992.

     Amortization of customer lists and deferred charges were $28.7 million approximately the same as in 1992. While volume increased 4.8% these non cash expenses remained equal as certain customer lists and capitalized expenses became fully amortized. Depreciation and amortization of plant and equipment increased 7.2%, or $0.4 million, to $5.9 million for 1993 due to the acquisitions.

     Operating income was $13.5 million for 1993 compared to $15.0 million in 1992, as the 4.8% increase in volume and the increase in home heating oil margins were offset by higher residential service related costs, increased delivery and marketing expenses.

     Net interest expense increased $1.9 million, 10.1%, to $20.5 million. A reduction in the average borrowing rate was offset by a $31.1 million increase in long-term borrowings from $148.5 million, at an average interest rate of 11.9%, to $179.6 million, at an average interest rate of 11.4%. This increase in long-term borrowings was due to the conversion in March 1993 of $12.8 million of Redeemable Preferred Stock into Subordinated Notes due in 2000 and the issuance in April 1993 of $50.0 million of 10 1/8% Notes due in 2003. The proceeds of this public issue were used to repay $25.0 million of long-term obligations maturing in 1993 and 1995 with the balance being used to fund, in part, the Company's acquisition program. Offsetting the increase in long-term borrowings was a decline in short-term borrowings from $17.9 million, at an average interest rate of 5.9%, to $11.2 million, at an average interest rate of 5.4%. In addition, the Company reduced bank fees and generated interest income on higher cash balances in 1993 compared to 1992.

     The loss before income taxes and extraordinary items was $7.2 million, $3.2 million (79%) greater than in 1993 due to the reduction in operating income and the increase in interest expense. Income taxes of $0.4 million were the same for both periods and represent certain state income taxes applicable to profitable subsidiaries that are not included in consolidated state returns. The Company had losses for federal income tax purposes in each of these periods.

     In May 1993, the Company recorded an extraordinary charge against earnings of $0.9 million. This represented the cash premium paid of $0.4 million to retire $25.0 million of the Company's long-term obligations maturing in 1993 and 1995 and the write off of $0.5 million in debt discount and deferred charges associated with these obligations.

     The net loss increased from $4.4 million in 1992 to $8.4 million in 1993 due to the decline in operating income, the increase in interest expense and the extraordinary charge. EBITDA was $48.4 million compared to $51.3 million in 1992 as the 4.8% increase in volume, the increase in home heating oil margins were offset by higher residential service related costs and increased marketing expenses.


1992 Compared to 1991

     Net sales decreased in 1992 to $512.4 million from $523.2 million in 1991. This $10.8 million decrease was due to lower home heating oil prices ($37.9 million or 7.2%) as a result of lower per gallon wholesale costs, as well as to reductions in sales of products other than #2 fuel oil to commercial accounts ($17.0 million or 3.3%), which were partially offset by an increase in home heating oil volume ($41.0 million or 7.8%). The average price of home heating oil in 1992 was approximately 14.8% below the 1991 levels, when prices were affected by the Persian Gulf crisis.

     In 1992, home heating oil volume increased to 423.1 million gallons, 9.7% greater than the 385.6 million gallons delivered in 1991 due to colder temperatures (45.3 million gallons) and the impact of the nine acquisitions completed in 1991 whose full annual volume was realized for the first time in 1992 and from a portion of the annual volume associated with the nine additional acquisitions completed in 1992 (19.2 million gallons). The impact of the acquisitions was offset in part by attrition in the Company's customer base, as well as the loss of certain of its high volume, low margin commercial accounts, as the Company continued to focus its marketing efforts on smaller, higher margin, more service sensitive residential customers.

     Gross profit increased $17.0 million (11.8%), or 1.9% per gallon, from $144.5 million in 1991 (37.5 cents per gallon) to $161.5 million in 1992 (38.2 cents per gallon). This increase exceeded the percentage increase in home heating oil volume due to improved per gallon gross profit margins, attributable to the Company's ability to add an increasing gross margin onto its wholesale costs, designed to offset the impact of inflation, account attrition and weather.

     Operating expenses increased 5.5% compared to the 9.7% increase in volume and declined 3.9% on a per gallon basis from 27.1 cents in 1991 to 26.1 cents in 1992. The per gallon reduction in operating expenses reflects the savings from the Company's cost reduction program which was begun in April 1991 and economies of scale realized from the Company's acquisition program.

     Amortization of customer lists declined 5.4%, or $1.3 million, to $23.5 million in 1992 as certain customer lists became fully amortized and a greater portion of the purchase price in more recent acquisitions was allocated to restrictive covenants and included in deferred charges. As a result of this allocation, amortization of deferred charges increased 3.5% to $5.4 million in 1992. On a combined basis, amortization of customer lists and deferred charges declined 3.9% as the annual amortization associated with assets that became fully amortized was greater than the amount associated with the limited number of acquisitions in 1991 and the impact of the 1992 acquisitions was not fully realized in the current year.

     Depreciation and amortization of plant and equipment was $5.5 million for 1992, approximately the same as in 1991, as reductions related to assets that became fully depreciated were offset by increases associated with assets purchased in 1991 and 1992.

     Provision for supplemental benefit in 1992 represents the present value of a supplemental retirement benefit ($2.0 million) which is being paid over 10 years.

     Operating income increased to $15.0 million, from $4.5 million in 1991. This improvement was due to an increase in home heating oil volume and an improvement in per gallon operating income associated with higher gross profit margins, lower per gallon operating expenses and the decline in the non-cash expenses, partially offset by the provision for the supplemental benefit in 1992.

     Net interest expense in 1992 decreased $2.1 million, 10.2% below 1991, due to a decline in average outstanding borrowings from 1991 to 1992 of $15.6 million, which caused a reduction of $1.7 million in interest expense and to an increase in interest income ($0.4 million), generated primarily by a higher average balance in U.S. Treasury Notes held in the Cash Collateral Account. The Company's average borrowing rate increased from 11.2% in 1991 to 11.3% in 1992. Average working capital borrowings dropped from $35.0 million in 1991 at an average interest rate of 8.2% to $17.9 million in 1992, at an average interest rate of 5.9%. Average fixed rate borrowings increased from $147.0 million in 1991 to $148.5 million in 1992 with an average interest rate of 11.9% for both years.

     Pretax loss decreased $12.3 million in 1992 from 1991 due to the increase in operating income and the reduction in interest expense, partially offset by the increase in other expenses. Taxes increased from $0.3 million in 1991 to $0.4 million in 1992. Despite the pretax loss, the Company was required to pay certain state income taxes in 1992 and 1991 on profitable subsidiaries that are not included in consolidated state returns. The 1992 loss, while not providing any Federal tax benefits in 1992, will increase the Company's tax loss carryforwards to approximately $43.0 million as of December 31, 1992.

     Net loss decreased to $4.4 million in 1992, a $12.2 million improvement over the $16.6 million net loss in 1991.

     EBITDA increased 28.2% to $51.3 million in 1992 from $40.0 million in 1991. This improvement was primarily the result of the 9.7% home heating oil volume increase and a 1.7 cents per gallon EBITDA margin improvement.


Liquidity and Financial Condition

     One of the Company's primary financial strategies has been to finance its growth through a combination of internally generated capital, the sale of Common Stock, and the issuance of Redeemable Preferred Stock and debt. As indicated in the table below, this strategy has been pursued by financing acquisitions and other asset requirements made in the last five years, 62.6% with internally generated cash and funds from the 1992 offering of 4.3 million shares of Class A Common Stock, 13.3% with Redeemable Preferred Stock and 24.1% with long-term debt and working capital. As a result of this strategy, for the year ended December 31, 1993, EBITDA was 2.4 times net interest expense.

                                           Funding Sources
                      ---------------------------------------------------
        Acquisitions   Internally
         and Fixed    Generated Funds                     Long-Term Debt
           Asset      and Additional       Redeemable     and Net Working
Year     Purchases       Equity(1)       Preferred Stock     Capital(2)
- ----    ------------  ----------------   --------------- ----------------
                            (dollars in thousands)

1989     $ 42,900    $ 20,643   48.1%   $ 9,140   21.3%   $ 13,117    30.6%
1990       33,077        (544)  (1.6)   15,000    45.3      18,621    56.3
1991       16,399      13,834   84.4     4,449    27.1      (1,884)  (11.5)
1992       48,478      64,431  132.9     7,500    15.5     (23,453)  (48.4)
1993       34,654      11,461   33.1   (12,764)  (36.8)     35,957   103.7
         --------    --------          --------          --------

   Total $175,508    $109,825   62.6%  $23,325    13.3%   $ 42,358    24.1%
         ========    ========          =======            ========


(1)  Internally generated funds  consist of net income  plus depreciation
     and amortization  less dividends.   Additional  equity consisted  of
     $42.7 million from the sale of Class A Common Stock in 1992.

(2)  Net working  capital was used  for other than acquisition  and fixed
     asset  purchases.   This column  reflects only  that portion  of net
     working capital utilized for the purpose indicated.

     Net cash provided by operating activities of $36.6 million for the year ended December 31, 1993, net of repayments of working capital borrowings of $4.0 million, along with the $48.1 million of net proceeds from the April 1993 public offering of the 10 1/8% Notes amounted to $80.7 million. These funds were utilized in investing activities for acquisitions, purchase of fixed assets and the investment in Star Gas all of which totalled $34.7 million and in financing activities to pay dividends of $14.6 million, to repurchase subordinated debt, including premium, of $25.4 million, to deposit $5.0 million into a cash collateral account to partially secure the Maxwhale Notes, and to make principal payments on other long-term obligations of $0.3 million.

     In February 1994, the Company completed a public offering of $75.0 million of its 9 3/8% Debentures due in 2006 ("Debentures"). A portion of the net proceeds from the sale of the Debentures was used to repurchase $50.0 million of the Company's 9% Notes (Maxwhale Notes) due June 1, 1994 at a purchase price equal to 101.33% of the principal amount thereof. The Company will record an extraordinary loss of approximately $0.7 million as a result of the early payment of such debt in 1994. As a result of the repayment of the Maxwhale Notes, the $20.0 million cash collateral account which had partially secured these notes was released to the Company. Pending application for general corporate purposes including the Company's ongoing acquisition program, the balance of the proceeds from the offering and the proceeds from the release of the cash collateral account were applied to reduce working capital borrowings.

     A consortium of banks has historically provided the Company with credit facilities, currently consisting of a $75 million credit line pursuant to an amended and restated credit agreement dated as of December 31, 1992 (the "Credit Agreement"). As of December 31, 1993, $28 million of borrowings were outstanding under the Credit Agreement, however; primarily due to the application of the proceeds from the February 1994 offering and to a lesser extent the cash provided from operations in January and February 1994, there were no borrowings outstanding at March 1, 1994.

     For 1994, the Company's financing obligations include redeeming $4.2 million of Redeemable Preferred Stock, Redeemable Preferred Stock Dividends of approximately $3.6 million, principal payments on other long-term obligations of $0.3 million and paying Common Stock dividends, anticipated to be approximately $12.2 million. Based on the Company's current cash position, bank credit availability and expected net cash to be provided by operations during 1994, the Company expects to be able to meet all of the above mentioned obligations in 1994, as well as meet all of its other current obligations as they become due.


New Accounting Pronouncements

     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 106 ("SFAS No. 106"), "Employer's Accounting for Post Retirement Benefits Other Than Pensions." This statement requires that the expected cost of post retirement benefits be fully accrued by the first date of full benefit eligibility, rather than expensing the benefit when payment is made. As the Company generally does not provide for post-retirement benefits, other than pensions, the adoption of the new statement did not have any material effect on the Company's financial condition or results of operations.

     During the first quarter of 1993, the Company also adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. Adoption of the new statement did not have any effect on the Company's financial condition or results of operations since the Company did not carry any deferred tax accounts on its balance sheet at December 31, 1992 and any net deferred tax asset set up as a result of applying SFAS No. 109 has been fully reserved.

Tax Matters

     Federal tax legislation, passed on August 10, 1993, will affect for Federal income tax purposes the manner in which the Company amortizes intangible assets, primarily customer lists and restrictive covenants associated with acquisitions. For financial reporting purposes, the Company historically has amortized 90% of acquired customer lists over a six year period and the balance over a 25 year period, and has followed substantially the same policy for Federal income tax reporting purposes.

     The new legislation will require amortization of all intangible assets on a straight line basis over 15 years for Federal income tax reporting purposes, beginning with acquisitions made after the date of enactment. The legislation has no effect on the Company's historic results for financial reporting nor does it affect the Company's Federal income tax reporting up through the date of enactment. For financial reporting purposes, the Company periodically reviews the appropriate allocation of purchase price among the assets acquired. No changes are currently contemplated in the various amortization lives for the intangible assets acquired; however the Company periodically reviews such periods from time to time. The legislation will reduce the Company's annual Federal income tax deduction attributable to future acquisitions by requiring the amortization of such intangibles for Federal income tax purposes over a longer period than the Company currently utilizes. This could cause the Company to pay income taxes in advance of recording financial statement income in the future after utilization of the Company's available net operating loss carryforwards.

           ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  Index to Financial Statements
                and Financial Statement Schedules



Consolidated Financial Statements of Petroleum Heat and Power Co.,
  Inc. and Subsidiaries:

    Independent Auditors' Report                                      F-2

    Consolidated Balance Sheets, December 31, 1992 and 1993           F-3

    Consolidated Statements of Operations, Years ended
      December 31, 1991, 1992 and 1993                                F-4

    Consolidated Statements of Changes in Stockholders' Equity
      (Deficiency) Years ended December 31, 1991, 1992 and 1993       F-5

    Consolidated Statements of Cash Flows, Years ended
      December 31, 1991, 1992 and 1993                                F-6

    Notes to Consolidated Financial Statements                        F-7


Consolidated Financial Statements of Star Gas Corporation and
  Subsidiaries:

    Independent Auditors' Reports                                     F-31

    Consolidated Balance Sheets, September 30, 1992 and 1993          F-33

    Consolidated Statements of Operations, years ended
      September 30, 1991, 1992 and 1993                               F-34

    Consolidated Statements of Shareholders' Equity (Deficiency),
      years ended September 30, 1991, 1992 and 1993                   F-35

    Consolidated Statements of Cash Flows, years ended
      September 30, 1991, 1992 and 1993                               F-36

    Notes to Consolidated Financial Statements                        F-37


Schedules for the years ended December 31, 1991, 1992 and 1993

    VIII - Valuation and Qualifying Accounts                          F-51

    IX - Short-term Borrowings                                        F-52


All other schedules are omitted because the required information is either inapplicable or included in the consolidated financial statements or the notes thereto.

                   Independent Auditors' Report


The Stockholders and Board of Directors of
Petroleum Heat and Power Co., Inc.:


We have audited the accompanying consolidated balance sheets of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1992 and 1993, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1992 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of the Financial
Accounting Standard Board's Statement of Financial Accounting
Standards No. 109, Accounting for Income Taxes, in 1993.




                                             KPMG Peat Marwick

New York, New York
February 28, 1994

                                             PETROLEUM HEAT AND POWER CO., INC.
                                                      AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                                                                                        December 31,
                                                                                               -----------------------------
                             Assets                                                             1992                  1993
                                                                                                ----                  ----
Current assets:
   Cash                                                                                     $  3,859,557      $   4,613,546
   U.S. Treasury Notes held in a Cash Collateral Account                                        --               20,000,000
   Accounts receivable (net of allowance of $1,270,754 and $1,026,202)                        78,358,514         74,818,503
   Inventories                                                                                15,729,305         13,992,928
   Prepaid expenses                                                                            4,623,433          5,230,865
   Notes receivable and other current assets                                                   1,680,633          1,715,329
                                                                                               ---------          ---------
                Total current assets                                                         104,251,442        120,371,171
                                                                                             -----------        -----------
Property, plant and equipment                                                                 61,092,297         62,643,562
   Less accumulated depreciation and amortization                                             28,342,302         31,103,032
                                                                                              ----------         ----------
                                                                                              32,749,995         31,540,530
                                                                                              ----------         ----------
Intangible assets (net of accumulated amortization of $188,459,167 and $217,190,143)
   Customer lists                                                                             86,093,145         73,177,198
   Deferred charges                                                                           14,128,629         13,717,281
   Deferred pension costs                                                                         --              1,332,616
                                                                                              ----------          ---------
                                                                                             100,221,774         88,227,095
                                                                                             -----------         ----------
Investment in Star Gas Corporation                                                                --             16,000,000
                                                                                              ----------         ----------
U.S. Treasury Notes held in a Cash Collateral Account                                         15,000,000              --
                                                                                              ----------        -----------
Other assets                                                                                     560,000            450,000
                                                                                              ----------        -----------
                                                                                            $252,783,211       $256,588,796
                                                                                             ===========        ===========
                Liabilities And Stockholders' Equity (Deficiency)
Current liabilities:
   Working capital borrowings                                                               $ 32,000,000       $ 28,000,000
   Current maturities of other long-term debt                                                     33,345             33,345
   Current installments of capital lease obligations                                             103,595              --
   Current maturities of cumulative redeemable exchangeable preferred stock                     --                4,166,667
   Subordinated notes payable                                                                 12,400,373              --
   Accounts payable                                                                           15,289,518         16,664,026
   Customer credit balances                                                                   19,317,863         22,324,023
   Unearned service contract revenue                                                          13,180,431         13,018,983
   Accrued expenses:
      Wages and bonuses                                                                        5,030,100          6,392,559
      Taxes other than income taxes                                                            1,856,074          1,564,822
      Pension                                                                                  2,373,188          1,465,905
      Other                                                                                    9,410,757         10,046,589
                                                                                               ---------         ----------
                Total current liabilities                                                    110,995,244        103,676,919
                                                                                             -----------        -----------
Long-term notes payable                                                                       50,000,000         50,000,000
                                                                                              ----------         ----------
Other long-term debt                                                                              80,404             47,059
                                                                                              ----------         ----------
Supplemental benefits payable                                                                  1,688,728          1,652,314
                                                                                              ----------         ----------
Pension plan obligation                                                                        1,239,250          7,079,494
                                                                                              ----------         ----------
Subordinated notes  payable                                                                   84,978,349        135,263,663
                                                                                              ----------        -----------
Cumulative redeemable exchangeable preferred stock, par value $.10 per share,
   409,722 shares authorized, 408,884 and 250,000 shares outstanding of which
   41,667 at December 31, 1993 are reflected as current                                       37,717,790         20,833,333
                                                                                              ----------         ----------
Commitments and contingencies
Stockholders' equity (deficiency):
   Preferred stock-par value $.10 per share; 5,000,000 shares authorized, none outstanding
   Class A common stock-par value $.10 per share; 40,000,000 shares authorized,
      18,992,579 shares outstanding                                                            1,899,258          1,899,258
   Class B common stock-par value $.10 per share; 6,500,000 shares authorized,
      216,901 shares outstanding (liquidation preference - $1,236,336)                            21,690             21,690
   Class C common stock-par value $.10 per share; 5,000,000 shares authorized,
      2,545,139 shares outstanding                                                               254,514            254,514
Additional paid-in capital                                                                    54,462,132         54,416,259
Deficit                                                                                      (89,274,148)      (112,741,672)
Minimum pension liability adjustment                                                               --            (4,534,035)
                                                                                              ----------         ----------
                                                                                             (32,636,554)       (60,683,986)
Note receivable from stockholder                                                              (1,280,000)        (1,280,000)
                                                                                              ----------         ----------
                Total stockholders' equity (deficiency)                                      (33,916,554)       (61,963,986)
                                                                                              ----------         ----------
                                                                                            $252,783,211       $256,588,796
                                                                                             ===========        ===========

See accompanying notes to consolidated financial statements.


                                                PETROLEUM HEAT AND POWER CO., INC.
                                                         AND SUBSIDIARIES
                                               Consolidated Statements of Operations

                                           Years ended December 31, 1991, 1992 and 1993

                                                                             1991                 1992                 1993
                                                                             ----                 ----                 ----
Net sales                                                            $    523,243,243     $    512,430,194     $    538,526,317
Cost of sales                                                             378,771,961          350,941,386          366,809,517
                                                                          -----------          -----------          -----------

                Gross profit                                              144,471,282          161,488,808          171,716,800

Selling, general and administrative expenses                               79,427,873           83,407,680           93,378,666
Direct delivery expense                                                    25,007,204           26,756,585           29,901,565
Amortization of customer lists                                             24,839,983           23,496,438           23,182,730
Depreciation and amortization of
   plant and equipment                                                      5,550,381            5,534,205            5,933,100
Amortization of deferred charges                                            5,185,113            5,363,321            5,548,246
Provision for supplemental benefits                                              --              1,973,728              263,586
                                                                          -----------          -----------          -----------

                Operating income                                            4,460,728           14,956,851           13,508,907

Other income (expense):
   Interest expense                                                       (21,916,205)         (20,204,808)         (22,155,840)
   Interest income                                                          1,187,676            1,582,885            1,647,435
   Gains (losses) on sales of fixed assets                                   (104,911)               8,297             (164,686)
   Other                                                                       60,147             (332,590)                --
                                                                          -----------          -----------          -----------
                Loss before income taxes and
                   extraordinary item                                     (16,312,565)          (3,989,365)          (7,164,184)

Income taxes                                                                  250,000              400,000              400,000
                                                                          -----------          -----------          -----------

                Loss before extraordinary item                            (16,562,565)          (4,389,365)          (7,564,184)
                                                                          -----------          -----------          -----------
Extraordinary item - loss on early
   extinguishment of debt                                                        --                   --               (867,110)
                                                                          -----------          -----------          -----------

                Net loss                                             $    (16,562,565)    $     (4,389,365)    $     (8,431,294)
                                                                         ============          ===========          ===========

Net loss applicable to common stock                                  $    (19,854,648)    $     (8,842,105)    $    (11,798,320)

Income (loss) before extraordinary item per common share:
   Class A Common Stock                                                  $     (1.64)          $     (.81)        $       (.53)
   Class B Common Stock                                                          .31                 1.14                 1.88
   Class C Common Stock                                                        (1.64)                (.81)                (.53)

Extraordinary loss per common share:

   Class A Common Stock                                                  $        --           $       --         $       (.04)
   Class B Common Stock                                                           --                   --                   --
   Class C Common Stock                                                           --                   --                 (.04)

Net income (loss) per common share:
   Class A Common Stock                                                  $     (1.64)          $     (.81)        $       (.57)
   Class B Common Stock                                                          .31                 1.14                 1.88
   Class C Common Stock                                                        (1.64)                (.81)                (.57)

Weighted average number of
   common shares outstanding:
   Class A Common Stock                                                   10,180,558           12,854,266           18,992,579
   Class B Common Stock                                                    3,034,060            2,447,473              216,901
   Class C Common Stock                                                    2,545,139            2,545,139            2,545,139

See accompanying notes to consolidated financial statements.

                                              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                                    Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                                                 Years ended December 31, 1991, 1992 and 1993

                                                                                           Minimum        Note
                                     Common Stock            Additional                    pension     receivable
                              ----------------------------     paid-in                    liability       from
                              Class A    Class B   Class C     capital       Deficit      adjustment   stockholder       Total
                              -------    -------   -------     -------       -------      ----------   -----------       -----
Balance at December 31,
   1990                      $1,018,056  $303,406  $254,514  $13,124,567  $ (53,507,701)  $     --     $(1,280,000)  $ (40,087,158)

Net loss                                                                    (16,562,565)                               (16,562,565)

Cash dividends declared
   and paid                                                                  (3,927,446)                                (3,927,446)

Cash dividends payable                                                         (292,610)                                  (292,610)

Redeemable preferred stock
   issuance costs                                               (550,962)                                                 (550,962)

Accretion of redeemable
   preferred stock                                               (23,083)                                                  (23,083)
                             ----------  --------  --------  -----------  -------------   -----------  -----------   -------------

Balance at December 31,
   1991                       1,018,056   303,406   254,514   12,550,522    (74,290,322)        --      (1,280,000)    (61,443,824)

Net loss                                                                     (4,389,365)                                (4,389,365)

Cash dividends declared
   and paid                                                                  (7,987,026)                                (7,987,026)

Cash dividends payable                                                       (2,607,435)                                (2,607,435)

Accretion of redeemable
   preferred stock                                              (194,740)                                                 (194,740)

Class A Common Stock
   issued (4,330,000 shares)    433,000                       47,197,000                                                47,630,000

Class A Common Stock
   (4,482,021 shares)
   exchanged for Class B
   Common Stock
   (2,817,159 shares)           448,202  (281,716)              (166,486)                                                    --

Class A Common Stock
   issuance and exchange
   offer costs                                                (4,924,164)                                               (4,924,164)
                             ----------  --------  --------  -----------  -------------   -----------  -----------   -------------

Balance at December 31,
   1992                       1,899,258    21,690   254,514   54,462,132    (89,274,148)        --      (1,280,000)    (33,916,554)

Net loss                                                                     (8,431,294)                                (8,431,294)

Cash dividends declared
   and paid                                                                 (11,972,850)                               (11,972,850)

Cash dividends payable                                                       (3,063,380)                                (3,063,380)

Accretion of redeemable
   preferred stock                                               (45,873)                                                  (45,873)
Minimum pension liability
   adjustment                                                                              (4,534,035)                  (4,534,035)
                             ----------  --------  --------  -----------  -------------   -----------  -----------   -------------

                             $1,899,258  $ 21,690  $254,514  $54,416,259  $(112,741,672)  $(4,534,035) $(1,280,000)  $ (61,963,986)
                             ==========  ========  ========  ===========  =============   ===========  ===========   =============

See accompanying notes to consolidated financial statements.

                                                    PETROLEUM HEAT AND POWER CO., INC.
                                                             AND SUBSIDIARIES
                                                   Consolidated Statements of Cash Flows
                                               Years ended December 31, 1991, 1992 and 1993

                                                                             1991                1992                1993
                                                                             ----                ----                ----
Cash flows from operating activities:
   Net loss                                                           $   (16,562,565)    $    (4,389,365)    $    (8,431,294)
   Adjustments to reconcile net loss
      to net cash provided by operating activities:
         Amortization of customer lists                                    24,839,983          23,496,438          23,182,730
         Depreciation and amortization of
            plant and equipment                                             5,550,381           5,534,205           5,933,100
         Amortization of deferred charges
            and debt discount                                               5,223,354           5,394,397           5,548,246
         Provision for losses on accounts receivable                        2,156,320           2,444,581           1,836,113
         Provision for supplemental benefits                                   --               1,973,728             263,586
         Loss (gain) on bond redemptions                                      (60,147)            332,590             867,110
         Loss (gain) on sales of fixed assets                                 104,911              (8,297)            164,686
         Amortization of acquired pension
            plan obligation                                                   (23,328)            (24,785)            (26,407)
         Decrease (increase) in accounts receivable                         8,217,612          (6,994,519)          1,703,898
         Decrease (increase) in inventory                                  12,509,679          (2,438,308)          1,736,377
         Decrease in income taxes receivable                                  668,000              --                   --
         Decrease (increase) in prepaid expenses,
            notes receivable and other current assets                         279,716             (12,823)           (642,128)
         Decrease (increase) in other assets                                 (100,000)           (200,000)            110,000
         Increase (decrease) in accounts payable                           (6,133,548)          2,360,312           1,374,508
         Increase (decrease) in customer
            credit balances                                                 2,378,664            (822,574)          3,006,160
         Increase (decrease) in unearned service contract
            revenue                                                           104,643             823,902            (161,448)
         Increase (decrease) in accrued expenses                              461,857            (756,093)            171,555
                                                                           ----------          ----------          ----------

                   Net cash provided by operating activities               39,615,532          26,713,389          36,636,792
                                                                           ----------          ----------          ----------
Cash flows used in investing activities:
   Acquisition of customer lists                                          (10,127,482)        (33,361,262)        (10,266,783)
   Increase in deferred charges                                            (2,570,234)         (1,800,647)         (3,581,798)
   Capital expenditures                                                    (4,146,765)        (14,509,037)         (5,182,335)
   Net proceeds from sales of fixed assets                                    261,333             528,376             294,014
   Investment in Star Gas Corporation                                          --                   --            (16,000,000)
                                                                           ----------          ----------          ----------

                Net cash used in investing activities                     (16,583,148)        (49,142,570)        (34,736,902)
                                                                           ----------          ----------          ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                      --               47,630,000              --
   Costs of issuing and exchanging common stocks                               --              (4,924,164)              --
   Net proceeds from issuance of redeemable exchangeable
      preferred stock                                                       4,449,055           7,499,950               --
   Net proceeds from issuance of subordinated notes                         5,700,000           6,800,000          48,067,642
   Repurchase of subordinated notes                                        (5,616,508)         (6,964,693)        (25,368,574)
   Net reductions of working capital borrowings                           (19,250,000)         (7,750,000)         (4,000,000)
   Increase in Cash Collateral Account                                     (5,000,000)        (10,000,000)         (5,000,000)
   Decrease in other obligations                                              (33,345)            (33,346)           (161,089)
   Principal payments under capital lease obligations                        (686,577)           (596,833)           (103,595)
   Cash dividends paid                                                     (5,216,921)         (8,279,636)        (14,580,285)
                                                                           ----------          ----------          ----------

                Net cash provided by (used in) financing activities       (25,654,296)         23,381,278          (1,145,901)
                                                                           ----------          ----------          ----------

                Net increase (decrease) in cash                            (2,621,912)            952,097             753,989
Cash at beginning of year                                                   5,529,372           2,907,460           3,859,557
                                                                            ---------           ---------           ---------

Cash at end of year                                                   $     2,907,460     $     3,859,557     $     4,613,546
                                                                            =========           =========           =========

See accompanying notes to consolidated financial statements.

                PETROLEUM HEAT AND POWER CO., INC.
                         AND SUBSIDIARIES

            Notes to Consolidated Financial Statements


   (1)  Summary of Significant Accounting Policies

      Principles of Consolidation

      The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc. (Petro) and its subsidiaries (the Company), each of which is wholly owned and, like Petro, is engaged in the retail distribution of home heating oil and propane in the Northeast. The Company currently operates in 26 major markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, D.C., serving approximately 415,000 customers in those areas. Credit is granted to substantially all of these customers with no individual account comprising a concentrated credit risk.

      Investment in Star Gas Corporation

      The Company's investment in Star Gas Corporation (see note
      11) is accounted for following the equity method.

      Inventories

      Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                                          December 31,
                                      -----------------------
                                          1992          1993
                                          ----          ----

           Fuel oil                   $ 8,151,053   $ 6,289,676
           Parts                        7,578,252     7,703,252
                                        ---------     ---------

                                      $15,729,305   $13,992,928
                                       ==========    ==========

      Property, Plant and Equipment

      Property, plant and equipment are carried at cost.
      Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

      Customer Lists and Deferred Charges

      Customer lists are recorded at cost less accumulated amortization. Amortization is computed using the straight-line method with 90% of the cost amortized over six years and 10% of the cost amortized over 25 years.

      Deferred charges include goodwill, acquisition costs and payments related to covenants not to compete. The covenants are amortized using the straight-line method over the terms of the related contracts; acquisition costs are amortized using the straight-line method over a six-year period; while goodwill is amortized using the straight-line method over a twenty-five year period. Also included as deferred charges are the costs associated with the issuance of the Company's subordinated notes. Such costs are being amortized using the interest method over the lives of the notes.

                                                         (Continued)

                     PETROLEUM HEAT AND POWER CO., INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


   (1), Continued

      The Company assesses the recoverability of intangible assets by comparing the carrying values of such intangibles to market values, where a market exists, supplemented by cash flow analyses to determine that the carrying values are recoverable over the remaining estimated lives of the intangibles through undiscounted future operating cash flows. When an intangible asset is deemed to be impaired, the amount of intangible impairment is measured based on market values, as available, or by projected operating cash flows, using a discount rate reflecting the Company's assumed average cost of funds.

      Unearned Service Contract Revenue

      Payments received from customers for burner service contracts are deferred and amortized into income over the terms of the respective service contracts, which generally do not exceed one year.

      Customer Credit Balances

      Customer credit balances represent payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual fuel charges on a fixed monthly basis) in excess of actual deliveries billed.

      Income Taxes

      The Company files a consolidated Federal income tax return with its subsidiaries. When appropriate, deferred income taxes were provided to reflect the tax effects of timing differences between financial and tax reporting. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) (see note 9).

      Pensions

      The Company funds accrued pension costs currently on its pension plans, all of which are noncontributory.

      Common Stock

      In July 1992, the holders of Class A Common Stock exchanged 2,545,139 shares of Class A Common Stock for 2,545,139 shares of Class C Common Stock (see note 6). All numbers of Class A and Class C Common Stock and related amounts have been retroactively adjusted in the accompanying consolidated financial statements to reflect such exchange.

                                                         (Continued)

                     PETROLEUM HEAT AND POWER CO., INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements



   (1), Continued

      Earnings per Common Share

      Earnings per common share are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding, after adjusting the net loss for preferred dividends declared and the accretion of 1991 Redeemable Preferred Stock, aggregating $3,292,000, $4,452,000, and $3,367,000 for the years ended 1991, 1992 and
      1993, respectively. Fully diluted earnings per common share are not presented because the effect is not material or is antidilutive.


   (2)  Property, Plant and Equipment

      The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                            December 31,
                                          -----------------       Estimated
                                          1992         1993      useful lives
                                          ----         ----      ------------

      Land                            $ 1,469,065  $ 1,519,065
      Buildings                         7,151,142    7,420,171   20-45 years
      Fleet and other equipment        38,507,056   38,412,619    3-17 years
      Furniture and fixtures           10,784,419   11,861,514    5-7  years
      Leasehold improvements            3,180,615    3,430,193 Terms of leases
                                        ---------   ----------
                                       61,092,297   62,643,562
      Less accumulated depreciation
        and amortization               28,342,302   31,103,032
                                       ----------   ----------

                                      $32,749,995  $31,540,530
                                       ==========   ==========


                                                         (Continued)

                     PETROLEUM HEAT AND POWER CO., INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements


   (3)  Notes Payable, Other Long-Term Debt and Working Capital
        Borrowings

      Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:

                                                           December 31,
                                                        -----------------
                                                         1992       1993
                                                         ----       ----

      Notes payable to banks under working capital
        borrowing arrangements(a)(c).                $32,000,000 $28,000,000
      Notes payable in connection with the
        acquisition of Whale Oil Corp., refinanced
        on February 3, 1994 and paid on February 4,
        1994, with interest at the rate of 9% per
        annum(b)(c)                                   50,000,000  50,000,000
      Amounts payable in connection with the
        purchase of a fuel oil dealer, due in
        monthly installments with interest at 6% per
        annum, through June 1, 1996 (see note 10)        113,749      80,404
                                                      ----------  ----------
                                                      82,113,749  78,080,404
      Less current maturities, including working
        capital borrowings                            32,033,345  28,033,345
                                                      ----------  ----------

                                                     $50,080,404 $50,047,059
                                                      ==========  ==========
      ____________
      (a) Pursuant to a Credit Agreement dated December 31, 1992, as restated and amended (Credit Agreement), the Company may borrow up to $75 million under a revolving credit facility with a sublimit under a borrowing base established each month. Amounts borrowed under the revolving credit facility are subject to a 45 day clean-up requirement prior to September 30 of each year and the facility terminates on June 30, 1996. As collateral for the financing arrangement, the Company granted to the lenders a security interest in the customer lists trademarks and trade names owned by the Company, including the proceeds therefrom. Under certain circumstances, the Company would have to further secure its obligations under the credit agreement with a lien on accounts receivable and material inventories.

          Interest on borrowings is payable monthly and is based upon the floating rate selected at the option of the Company of either the Eurodollar Rate (as defined below) or the Alternate Base Rate (as defined below), plus 125 to 175 basis points on Eurodollar Loans or 0 to 50 basis points on Alternative Base Rate Loans, based upon the ratio of Consolidated Operating Profit to Interest Expense (as defined in the Credit Agreement). The Eurodollar Rate is the prevailing rate in the Interbank Eurodollar Market adjusted for reserve requirements. The Alternate Base Rate is the greater of (i) the prime rate or base rate of Chemical Bank in effect or (ii) the Federal Funds Rate in effect plus 1/2 of 1%. At
          December 31, 1993, the rate on the working capital borrowings was 4.9%. The Company pays a facility fee of 0.375% on the unused portion of the revolving credit facility. Compensating balances equal to 5.0% of the average amount outstanding during the relevant period are also required under the agreement.

                                                         (Continued)

                    PETROLEUM HEAT AND POWER CO., INC.
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


   (3), Continued

      (b) On July 22, 1987, Maxwhale Corp. (Maxwhale), a wholly owned subsidiary of Petro, acquired certain assets of Whale Oil Corp. for $50.0 million. The purchase price was paid by the issuance of $50.0 million of 9% notes due June 1, 1994. The notes were nonrecourse to Petro, but were secured by letters of credit issued by certain banks pursuant to the Credit Agreement. Maxwhale paid a fee on these letters of credit, calculated at a range of 1.75% to 2.25% on $50.0 million less the balance maintained in a Cash Collateral Account, plus 0.25% on the Cash
          Collateral Account balance. Petro had fully guaranteed these letters of credit. The Maxwhale customer list was pledged pursuant to a security agreement in favor of the banks.

          On February 4, 1994, the Company repaid the $50.0 million of Maxwhale notes at a purchase price of 101.33% of the principal amount thereof, with a portion of the proceeds of its $75.0 million 9-3/8% public subordinated debenture offering completed on February 3, 1994 (see note 5). The Company will record an extraordinary loss in 1994 of approximately $0.7 million as a result of the early payment on such debt. Since the Maxwhale notes were refinanced with the proceeds of new long term debt, such notes have been classified as long term at December 31, 1993.

          Under the Credit Agreement, the Company was required to make annual deposits into a Cash Collateral Account to secure the outstanding letters of credit. The first such deposit of $5 million was made on June 15, 1991 with additional deposits of $10 million occurring on April 1, 1992 and $5 million on May 15, 1993. As a result of the repayment of the Maxwhale notes, the $20 million in the cash collateral account was released for general corporate purposes on February 4, 1994.

      (c) The customer lists, trademarks and trade names pledged to the banks under the Credit Agreement are carried on the December 31, 1993 balance sheet at $73,177,198.
          Under the terms of the Credit Agreement, the Company is required, among other things, to maintain certain minimum levels of cash flow, as well as certain ratios on consolidated debt. In the event of noncompliance with certain of the covenants, the banks have the right to declare all amounts outstanding under the loans to be due and payable immediately.

          With the refinancing of the Maxwhale notes with a portion of the Company's 9-3/8% subordinated debentures, there are no other annual maturities of long-term debt for each of the next five years as of December 31, 1993, except for the required repayments of the acquisition related payable of approximately $80,000 due in equal monthly installments of approximately $3,300 through June 30, 1996.

                                                         (Continued)

                    PETROLEUM HEAT AND POWER CO., INC.
                             AND SUBSIDIARIES

                Notes to Consolidated Financial Statements


   (4)  Leases and Capital Lease Obligations

      The Company is obligated under various capital leases entered into during 1988 and 1989 for service vans. The leases expired in 1993 and were renewed on a month to month basis thereafter. The gross amounts of fleet and other equipment and related accumulated amortization recorded under the capital leases were as follows at the dates indicated:

                                                    December 31,
                                                 ------------------
                                                 1992          1993
                                                 ----          ----

          Fleet and other equipment            $2,701,658    2,701,658
          Less accumulated amortization         2,598,063    2,701,658
                                               ----------    ---------

                                               $  103,595       --
                                               ==========    =========

        Amortization of assets held under capital leases is included with depreciation expense.

        The Company also leases real property and equipment under noncancelable operating leases which expire at various times through 2008. Certain of the real property leases contain renewal options and require the Company to pay property taxes.

        Future minimum lease payments for all operating leases (with initial or remaining terms in excess of one year) are as follows:

       Year ending                                    Operating
       December 31,                                     leases
       ------------                                     ------

          1994                                       $ 3,260,000
          1995                                         2,974,000
          1996                                         2,128,000
          1997                                         1,507,000
          1998                                         1,392,000
          Thereafter                                   5,046,000
                                                       ---------

               Total minimum lease payments          $16,307,000
                                                      ==========

      Rental expense under operating leases for the years ended
      December 31, 1991, 1992 and 1993 was $4,916,000, $4,448,000,
      and $5,346,000, respectively.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (5)  Subordinated Notes Payable

      Subordinated notes payable, net of unamortized original discounts, at the dates indicated, consisted of:

                                                      December 31,
                                                 ---------------------
                                                  1992           1993
                                                  ----           ----

      11.40% Subordinated Notes due July 1,
        1993(a)(b)                            $12,400,373   $     --
      14.275% Subordinated Notes due October
        1, 1995(b)                             12,478,349         --
      11.85%, 12.17%, and 12.18% Subordinated
        Notes due October 1, 1998(c)           60,000,000     60,000,000
      14.10% Subordinated Notes due January
        15, 2001(d)                            12,500,000     12,500,000
      Subordinated Notes due March 1, 2000(e)      --         12,763,663
      10-1/8% Subordinated Notes due April 1,
        2003(f)                                    --         50,000,000
                                               ----------    -----------
                                               97,378,722    135,263,663
      Less current maturities                  12,400,373         --
                                               ----------     ----------

                                              $84,978,349   $135,263,663
                                               ==========    ===========


      (a) On July 2, 1984, the Company sold $20,000,000 of subordinated notes at an original discount of approximately $150,000. These notes (11.40% Notes) bore interest at 11.40% and were redeemable at the Company's option in whole, at any time, or in part, from time to time, at a redemption price of 101.5% of principal amount through June 30, 1993. Interest was payable quarterly.

      (b) On October 8, 1985, the Company sold $25,000,000 of subordinated fixed rate notes at an original discount of approximately $330,000. These notes (14.275% Notes) bore interest at 14.275% and were redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate of approximately 3.7%, which declined on October 1, 1992 to approximately 2.0% until October 1, 1993, when the 14.275% Notes were redeemable at par.

          In April 1991, the Company purchased $5,519,000 and $376,000 face value of its 11.40% Notes and 14.275% Notes, respectively, for an aggregate of $5,617,000. Unamortized deferred charges and bond discounts of $218,000 associated with the issuances of the 11.40% Notes and the 14.275% Notes were written off upon the repurchase of the debt. The Company included a gain of $60,000 in 1991 on these repurchases and included such gain in other income. In March 1992, the Company purchased $2,445,000 of the 14.275% notes at par. Unamortized deferred charges and bond discounts of $62,000 associated with the issuance of these notes were written off on the repurchase of the debt in March 1992. On May 15, 1992, the Company purchased $4,355,000 of the 14.275% Notes at a premium of 3.7%.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (5), Continued

      (b), continued

          Unamortized deferred charges and bond discounts of $106,000 associated with the issuance of these notes were written off on the repurchase of the debt in May 1992. The Company included a loss of $333,000 in 1992 on these repurchases and included such loss in other expenses. In May 1993, the Company repurchased the remaining outstanding amounts of its 11.40% Subordinated Notes due July 1, 1993 having a face amount of $12,430,000, at a redemption price of 101.5% of face value, for an aggregate of approximately $12.6 million and its outstanding 14.275% Subordinated Notes due October 1, 1995, having a face amount of $12,524,000, at a redemption price of 102.0% of face value, for an aggregate of approximately $12.8 million. Unamortized deferred charges and bond discounts of $447,000 associated with the issuance of these Notes were written off on the repurchase of the debt in May 1993. The Company recorded an extraordinary loss of $867,000 as a result of the early retirement of these notes.

      (c) On September 1, 1988, the Company authorized the issuance of $60,000,000 of Subordinated Notes due
          October 1, 1998 bearing interest payable semiannually on the first day of April and October. The Company issued $40,000,000 of such notes on October 14, 1988 bearing interest at the rate of 11.85% per annum, $15,000,000 of such notes on March 31, 1989 bearing interest at the rate of 12.17% per annum and $5,000,000 of such notes on May 1, 1990 bearing interest at the rate of 12.18% per annum. All such notes are redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate as defined.

      (d) On January 15, 1991, the Company authorized the issuance of $12,500,000 of 14.10% Subordinated Notes due January 15, 2001 bearing interest payable quarterly on the fifteenth day of January, April, July and October. The Company issued $5,700,000 of such notes in April 1991 and $6,800,000 in March 1992. The notes are redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate as defined. On each January 15, commencing in 1996 and ending on January 15, 2000, the Company is required to repay $2,100,000 of the Notes. The remaining principal of $2,000,000 is due on January 15, 2001. No premium is payable in connection with these required payments.

      (e) In March 1993, the Company issued $12,764,000 of Subordinated Notes due March 1, 2000 in exchange for an equal amount of 1991 Redeemable Preferred Stock (see note
          7). The Company issued the 1991 Redeemable Preferred Stock under an agreement which required the Company to redeem the 1991 Redeemable Preferred Stock as soon as, and to the extent that, it was permitted to incur Funded Debt. Under the applicable provisions of the Company's debt agreements, the Company was allowed to incur Funded Debt in the first quarter of 1993, and as such, was required to enter into the exchange. These notes call for interest payable monthly based on the sum of LIBOR plus 9.28%. At December 31, 1993, LIBOR was 3.25%.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (5), Continued

      (f) On April 6, 1993, the Company issued $50.0 million of 10-1/8% Subordinated Notes due April 1, 2003. These Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 1, 1998 upon payment of a premium rate as defined. Interest is payable semiannually on the first day of April and October.

      Expenses connected with the above six offerings, and amendments thereto, amounted to approximately $8,057,000. At December 31, 1992 and 1993, the unamortized balances relating to notes still outstanding amounted to approximately $1,675,000 and $2,762,000, respectively, and such balances are included in deferred charges.

      Aggregate annual maturities for each of the next five years, are as follows as of December 31, 1993:

             Year ended
            December 31,
            ------------

               1994             $      --
               1995                    --
               1996                2,100,000
               1997                2,100,000
               1998               62,100,000

      On February 3, 1994, the Company issued $75.0 million of 9-3/8% public subordinated debentures due February 1, 2006. These debentures are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 1997 upon payment of a premium rate as defined. Interest is payable semiannually on the first day of February and August.

      In connection with the offering of its 9-3/8% subordinated debentures, the Company solicited and received consents of the holders of at least a majority in aggregate principal amount of each class of subordinated debt and redeemable preferred stock (see note 7) to certain amendments to the respective agreements under which the subordinated debt and the redeemable preferred stock were issued. In consideration for the consents, the Company paid to the holders of the subordinated debt due in 1998, 2000 and 2003 a cash payment aggregating $0.6 million and caused approximately $42.6 million of the aggregate principal amount of such subordinated debt to be ranked as senior debt. In addition, the Company has agreed to increase dividends on the redeemable preferred stock by $2.00 per share per annum. The Company also paid approximately $1.5 million in fees and expenses to obtain such consents (see
      Note 7).

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (6)  Common Stock and Common Stock Dividends

      The Company's outstanding Common Stock consists of Class A Common Stock, Class B Common Stock and Class C Common Stock, each with various designations, rights and preferences. In 1992, the Company restated and amended its Articles of Incorporation increasing the authorized shares of Class A Common Stock to 40,000,000 and authorizing 5,000,000 shares of Class C Common Stock, $.10 par value. On July 29, 1992, the holders of Class A Common Stock exchanged, pro rata, 2,545,139 shares of Class A Common Stock for 2,545,139 shares of Class C Common Stock. The financial statements, as well as the table on the following page, give retroactive effect to this exchange.

      Holders of Class A Common Stock and Class C Common Stock have identical rights, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class C Common Stock are entitled to ten votes per share. Holders of Class B Common Stock do not have voting rights, except as required by law, or in certain limited circumstances.

      Holders of Class B Common Stock are entitled to receive, as and when declared by the Board of Directors, Special Dividends equal to .000001666% per share per quarter of the Company's Cash Flow, as defined, for its prior fiscal year. For purposes of computing Special Dividends, Cash Flow represents the sum of (i) consolidated net income, plus (ii) depreciation and amortization of plant and equipment, and
      (iii) amortization of customer lists and restrictive covenants, (iv) excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.
      Special Dividends are cumulative and are payable quarterly. If not paid, dividends on any other class of stock may not be paid until all Special Dividends in arrears are declared and paid.

      The Company may, in its sole discretion, terminate the payment of the Special Dividends if all Special Dividends have then been paid or duly provided for. If the Company exercises its right to terminate the Special Dividends, it must give notice to the holders of Class B Common Stock not less than 30 days nor more than 60 days prior to the date fixed for termination. In such event, the Special Dividends will terminate on the date specified in the notice (the Parity Date). Each holder of Class B Common Stock will then have a period of 60 days from the date of the notice to elect to require the Company to purchase all or part of such holder's Class B Common Stock at a price of $17.50 per share, as adjusted for stock splits, reclassifications and the like, plus all accrued and unpaid Special Dividends to the date of purchase, or to elect to retain such holder's Class B Common Stock. After the Parity Date, no dividends will be paid to the holders of Class B Common Stock until the holders of Class A Common Stock and Class C Common Stock receive dividends equal to the Common Stock Allocation, as defined.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (6), Continued

      On July 29, 1992 and September 2, 1992, the Company sold an aggregate of 4,330,000 shares of its Class A Common Stock in a Public Offering (the "Offering") at an initial offering price of $11.00 per share.

      On September 17, 1992 the Company commenced an Exchange Offer (Exchange Offer) for all of the outstanding shares of its Class B Common Stock pursuant to which each holder of Class B Common Stock who validly tendered a share of Class B Common Stock for exchange was entitled to receive 1.591 shares of Class A Common Stock. The Exchange Offer expired on October 16, 1992 and, as a result, 2,817,159 shares of Class B Common Stock (92.8% of the total then outstanding) were exchanged for 4,482,021 shares of Class A Common Stock.

      The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:

                                            Year Ended December 31,
                                        ------------------------------
                                         1991        1992         1993
                                         ----        ----         ----

      Cash dividends declared
        Class A                       $    --    $ 3,157,000  $ 9,971,000
        Class B                         952,000    2,715,000      408,000
        Class C                            --        465,000    1,336,000

      Cash dividends declared per share
        Class A                         $  --       $   0.18    $   0.525
        Class B                           0.31          1.14        1.88
        Class C                            --           0.18        0.525

      Under the Company's most restrictive dividend limitation, $7.1 million was available at December 31, 1993 for the payment of dividends on all classes of Common Stock. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter.

      In the event of liquidation of the Company, each outstanding share of Class B Common Stock would be entitled to a distribution equal to its share of all accrued and unpaid Special Dividends, without interest, plus $5.70 per share, before any distribution is made with respect to the Class A or Class C Common Stock. Thereafter, each share of Class B Common Stock and each share of Class A and Class C Common Stock would participate equally in all liquidating distributions, subject to the rights of the holders of the Cumulative Redeemable Exchangeable Preferred Stock. The aggregate liquidation preference on the Class B Common Stock at December 31, 1993 amounted to an aggregate of $1,236,336.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (7)  Cumulative Redeemable Exchangeable Preferred Stock

      The Company entered into agreements dated as of August 1, 1989 with John Hancock Mutual Life Insurance Company and Northwestern Mutual Life Insurance Company to sell up to 250,000 shares of its Redeemable Preferred Stock, par value $. 10 per share, at a price of $100 per share, which shares are exchangeable into Subordinated Notes due August 1, 1999 (1999 Notes). The Company sold 50,000 shares of the Redeemable Preferred Stock in August 1989, 50,000 shares in December 1989 and 150,000 shares in May 1990. The Redeemable Preferred Stock issued in August 1989 calls for dividends of $12 per share, while the stock issued in December 1989 and May 1990 calls for dividends of $11.84 and $12.61 per share, respectively. In connection with receiving the consents in 1994 to modify certain covenants under which the Redeemable Preferred Stock was issued, the Company has agreed to increase dividends on the Redeemable Preferred Stock by $2.00 per share per annum beginning February 1994. The shares of the Redeemable Preferred Stock are exchangeable in whole, or in part, at the option of the Company, for 1999 Notes of the Company.

      On August 1, 1994, and on August 1 of each year thereafter, so long as any of the shares of Redeemable Preferred Stock remain outstanding, one-sixth of the number of originally issued shares of each series of Redeemable Preferred Stock outstanding less the number of shares of such series previously exchanged for 1999 Notes, are to be redeemed, with the final redemption of remaining outstanding shares occurring on August 1, 1999. The redemption price is $100 per share plus all accrued and unpaid dividends to such August 1.

      The Company entered into an agreement dated September 1, 1991 with United States Leasing International Inc. to sell up to 159,722 shares of its 1991 Redeemable Preferred Stock, par value $.10 per share, at an initial price of $78.261 per share, which shares were exchangeable into Subordinated Notes due March 1, 2000 (2000 Notes). The Company sold 63,889 shares of the Redeemable Preferred Stock in September 1991 at $78.261 per share and 94,995 shares in March 1992 at $78.951 per share, the accreted value of the initial price. The holders of the shares of 1991 Preferred Stock were entitled to receive monthly dividends based on the annual rate of the sum of LIBOR plus 4.7%.

      The Company issued the 1991 Redeemable Preferred Stock under an agreement which required the Company to redeem the 1991 Redeemable Preferred Stock as soon as, and to the extent that it was permitted to incur Funded Debt. Under the applicable provisions of the Company's debt agreements, the Company was allowed to incur Funded Debt in the first quarter of 1993 and as such, was required to enter into the exchange. In March 1993, the Company issued $12,763,663 of 2000 Notes in exchange for all of the 1991 Redeemable Preferred Stock (see note 5).

      Preferred dividends of $3,269,000, $4,258,000 and $3,321,000 were declared on all classes of preferred stock in 1991, 1992 and 1993, respectively.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (7), Continued

      Aggregate annual maturities of Redeemable Preferred Stock are as follows as of December 31, 1993:

              Year ended
             December 31,
             ------------

                  1994                     $  4,167,000
                  1995                        4,166,000
                  1996                        4,167,000
                  1997                        4,167,000
                  1998                        4,167,000
                  1999                        4,166,000
                                              ---------

                                           $ 25,000,000
                                             ==========


   (8)  Pension Plans

      The Company has several noncontributory defined contribution and defined benefit pension plans covering substantially all of its nonunion employees. Benefits under the defined benefit plans are generally based on years of service and each employee's compensation, while benefits under the defined contribution plans are based solely on compensation. Pension expense under all plans for the years ended December 31, 1991, 1992 and 1993 was $2,774,000, $2,447,000 and
      $3,342,000, respectively, net of amortization of the pension obligation acquired.

      The following table sets forth the defined benefit plans' funded status and amounts recognized in the Company's balance sheets at the indicated dates:


                                                            December 31,
                                                     --------------------------
                                                        1992           1993
                                                        ----           ----

      Actuarial present value of benefit obligations:
        Accumulated benefit obligations including
          vested benefits of $18,409,871 and
          $23,566,465                               $ 18,790,759   $ 23,848,149
                                                      ==========     ==========

      Projected benefit obligation                  $(21,715,790)  $(26,458,728)
      Plan assets at fair value (primarily listed
        stocks and bonds)                             16,581,099     17,252,490
                                                      ----------     ----------
      Projected benefit obligation in excess of
        plan assets                                   (5,134,691)    (9,206,238)
      Unrecognized net loss from past experience
        different from the assumed and effects of
        changes in assumptions                         3,645,967      7,538,164
      Unrecognized net transitional obligation           606,394        546,784
      Unrecognized prior service cost due to plan
        amendments                                       674,044        785,832
      Additional liability                            (2,133,731)    (6,260,201)
                                                      ----------     ----------

      Accrued pension cost for defined benefit plans $(2,342,017)   $(6,595,659)
                                                      ==========     ==========

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (8), Continued

      Net pension cost for defined benefit plans for the periods indicated included the following components:

                                                 Year Ended December 31,
                                          -------------------------------------

                                               1991         1992         1993
                                               ----         ----         ----
      Service cost-benefits earned during
        the period                        $ 1,154,607   $ 1,162,736  $1,391,564
      Interest cost on projected benefit
        obligation                          1,665,229     1,781,444   1,778,401
      Actual return on assets              (2,515,808)   (1,248,604)   (994,937)
      Net amortization and deferral of
        gains and losses                    1,471,819       (71,885)    207,465
                                            ---------     ---------   ---------

             Net periodic pension cost
               for defined benefit plans  $ 1,775,847   $ 1,623,691  $2,382,493
                                            =========     =========   =========

      Assumptions used in the above accounting were:

      Discount rate                              8.5%          8.5%        7.0%
      Rates of increase in compensation level    6.0%          6.0%        4.0%
      Expected long-term rate of return on
        assets                                  10.0%         10.0%        8.5%

      In addition to the above, the Company made contributions to union-administered pension plans during the years ended
      December 31, 1991, 1992 and 1993 of $2,365,000, $2,442,000
      and $2,867,000, respectively.

      The Company has recorded an additional minimum pension liability for underfunded plans of $5,866,651 at December 31, 1993, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of stockholders' equity. The Company has recorded intangible assets of $1,332,616 and a reduction in stockholders' equity of $4,534,035 as of December 31, 1993.

      In connection with the purchase of shares of a predecessor company as of January 1, 1979 by a majority of the Company's present holders of Class C Common Stock, the Company assumed a pension liability in the aggregate amount of $1,512,000, as adjusted, representing the excess of the actuarially computed present value of accumulated vested plan benefits over the net assets available for such benefits. Such liability, which amounted to $1,212,843 at December 31, 1993, is being amortized over 40 years.

      Under a 1992 supplemental benefit agreement, Malvin P. Sevin, the Company's chairman and co-chief executive officer, was entitled to receive $25,000 per month for a period of 120 months following his retirement. In the event of his death, his designated beneficiary is entitled to receive such benefit. The expense related to this benefit was being accrued over the estimated remaining period of Mr. Sevin's employment. Mr. Sevin passed away in

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

   (8), Continued

      December 1992, prior to his retirement. The accrual for such benefit payable was accelerated at December 31, 1992 to $1,973,000, the present value (using a discount rate of 9%) of the payments now payable to his beneficiary, which payments commenced in January 1993.

      During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106 (SFAS No. 106) "Employers' Accounting for Post Retirement Benefits Other Than Pensions." This Statement requires that the expected cost of postretirement benefits be fully accrued by the first date of full benefit eligibility, rather than expensing the benefit when payment is made. As the Company generally does not provide for postretirement benefits, other than pensions, the adoption of the new Statement did not have any material effect on the Company's consolidated financial condition or results of operations.


   (9)  Income Taxes

        Income tax expense was comprised of the following for the
        indicated years:
                                            Year Ended December 31,
                                           ------------------------

                                         1991       1992       1993
                                         ----       ----       ----
      Current:

        Federal                        $   --     $   --     $   --
        State                           250,000    400,000    400,000
                                        -------    -------    -------
                                       $250,000   $400,000   $400,000
                                        =======    =======    =======


      Deferred income tax expense results from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effects of each were as follows:

                                                     Year Ended December 31,
                                                  ----------------------------
                                                  1991       1992    1993
                                                  ----       ----    ----
      Excess of tax over book (book over tax)
        depreciation                            $(114,000) $ (11,000) $ 242,000
      Excess of book over tax vacation expense   (223,000)    (3,000)   (93,000)
      (Excess of book over tax) tax over book
        bad debt expense                          (74,000)  (165,000)    92,000
      (Excess of book over tax) tax over book
        supplemental  benefit expense                --     (671,000)    12,000
      Deferred service contracts                   66,000     66,000     18,000
      Other, net                                   36,000     50,000    (60,000)
      Recognition of tax benefit of net
        operating loss to the extent of
        current and previously recognized
        temporary differences                        --         --     (211,000)
      Deferred tax assets not recognized          309,000    734,000       --
                                                  -------    -------    -------
                                                 $   --    $    --    $    --
                                                  =======    =======    =======

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (9), Continued

      As of December 31, 1993, the Company has for Federal tax reporting purposes, a net operating loss (NOL) carryforward of approximately $51.3 million. Total income tax expense amounted to $250,000 for 1991, $400,000 for 1992, and
      $400,000 for 1993. The following reconciles the effective tax rates to the "expected" statutory rates for the years indicated:

                                                      Year Ended December 31,
                                                      ----------------------
                                                       1991     1992     1993
                                                       ----     ----     ----

      Computed "expected" tax (benefit) rate          (34.0)%  (34.0)%  (34.0)%
      Reduction of income tax benefit resulting from:
        Net operating loss carryback limitation        34.0     34.0     34.0
        State income taxes, net of Federal income tax
          benefit                                       1.5     10.0      5.6
                                                       ----     ----     ----

                                                        1.5%    10.0%     5.6%
                                                        ===     ====     ====

      During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). 'This Statement requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. Adoption of the new Statement did not have any effect on the Company's consolidated financial condition or results of operations since the Company did not carry any deferred tax accounts on its balance sheet at December 31, 1992 and any net deferred assets set up as a result of applying SFAS 109 have been fully reserved.

      Under SFAS No. 109, as of January 1, 1993, the Company had net deferred tax assets of approximately $14.1 million subject to a valuation allowance of approximately $14.1 million. The components of and changes in the net deferred tax assets and the changes in the related valuation allowance for 1993 using current rates were as follows (in thousands):

                                                                     Deferred
                                                        January 1,    Expense      December 31,
                                                          1993       (Benefit)         1993
                                                          ----       ---------         ----
      Federal book net operating loss carryforwards     $ 14,389      $ 2,606        $ 16,995
      Excess of tax over  book depreciation               (2,472)        (242)         (2,714)
      Excess of book over tax vacation expense             1,042           93           1,135
      Excess of book over tax (tax over book)
        supplemental benefit expense                         671          (12)            659
      Excess of book over tax (tax over book)
        bad debt expense                                     440          (92)            348
      Other, net                                              76           42             118
                                                        --------       -------        -------
                                                          14,146        2,395          16,541
      Valuation allowance                                (14,146)      (2,395)        (16,541)
                                                        --------       -------        -------

                                                        $   --         $  --          $   --
                                                        ========       =======        =======

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (9), Continued

      A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

      At December 31, 1993, the Company had the following income tax carryforwards for Federal income tax reporting purposes
      (in thousands):

           Expiration
              Date                            Amount
              ----                            ------
              2005                           $26,651
              2006                            15,012
              2007                             1,367
              2008                             8,286
                                             -------
                                             $51,316
                                             ======


   (10) Related Party Transactions

      In connection with the acquisition of customer lists, equipment and other assets of previously unaffiliated fuel oil businesses, the Company entered into lease agreements covering certain vehicles with individuals, including certain stockholders, directors and executive officers. These leases are currently on a month-to-month basis, on terms comparable with leases from unrelated parties. Annual rentals under these leases are approximately $150,000.

      During 1981, the Company acquired the customer list, equipment and accounts receivable of a fuel oil business from two individuals, one of whom is, and the other of whom was, prior to his death, stockholders, directors and executive officers of the Company. The purchase price was approximately $1,233,000, of which $733,000 was paid at the closing and the balance was financed through the issuance of a $500,000, 6%, 15-year term note secured by property of the Company. The unpaid balance of this note at December 31, 1993 was $80,404 (see note 3).

      On November 6, 1985, the Company sold a building to certain related parties for $660,000, the same price the Company originally paid for the property in June 1984 and which was also the facility's independently appraised fair market value. The parties then leased the facility back to the Company pursuant to a ten-year agreement providing for rentals of $90,000 per annum plus escalation and taxes.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (10), Continued

      Until 1985, the Company occupied a certain building under a lease agreement with an unaffiliated lessor. The lease was accounted for as a capital lease and, as such, the capitalized leased asset and obligation were included on the Company's balance sheet. In November 1985, pursuant to a competitive bidding process, the Company purchased the building from the landlord for $1,500,000. The building was resold for $1,500,000 in December 1985 to certain related parties, some of whom are stockholders, directors and executive officers of the Company. These related parties are leasing the building to the Company under a lease agreement which calls for rentals of $315,000 per annum (which was the independently appraised lease rental) plus escalations and which expires in 1995.

      In October 1986, Irik P. Sevin purchased 161,313 shares of Class A Common Stock and 40,328 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) of the Company for $1,280,000 (which was the fair market value as established by the Pricing Committee pursuant to the Stockholders' Agreement described below). The purchase price was financed by a note originally due December 31, 1989, but which has been extended to December 31, 1994. The note was amended in 1991 to increase the principal amount by $152,841, the amount of interest due from October 22, 1990 through December 31, 1991 and to change the interest rate on the note effective January 1, 1992 from 10% per annum to the LIBOR rate in effect for each month plus 0.75%. The note was amended again in 1992 to increase the principal amount by $66,537, the amount of interest due from January 1, 1992 through December 31, 1992. The note was amended in 1993 to increase the principal amount by $60,449, the amount of interest due from January 1, 1993 through December 31, 1993. At any time prior to the due date of the note, Mr. Sevin has the right to require the Company to repurchase all or any of these shares (as adjusted for stock splits, dividends and the like) for $6.35 per share (the Put Price), provided, however, that Mr. Sevin retain all shares of Class B Common Stock issued as stock dividends on the shares without adjustments to the Put Price. In December 1986, 50,410 shares of Class B Common Stock were issued as a stock dividend with respect to these shares, which shares were exchanged in October 1992 for 80,202 Class A Common Shares pursuant to the Exchange Offer discussed in Note 6. Upon the repurchase of the shares, the Company has agreed to issue an eight-year option to Mr. Sevin to purchase a like number of shares at the Put Price. Mr. Sevin has entered into an agreement with the Company that he will not sell or otherwise transfer to a third party any of the shares of Class A Common Stock or Class C Common Stock received pursuant to this transaction until the note has been paid in full.

      In November 1986, the Company issued stock options to purchase 30,000 shares and 20,000 shares, of the Class A Common Stock of the Company to Irik P. Sevin and Malvin P. Sevin, respectively, subject to adjustment for stock splits, stock dividends, and the like, upon the successful completion of a public offering of at least 10% of the common stock of the Company. Such a public offering was completed in December 1986. The option price for the shares of Class A Common Stock was $20 per share. The options, which expire on November 30, 1994, are nontransferable. As a result of stock dividends in the form of Class A Common Stock and Class B Common Stock declared by the Company in

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (10), Continued

      December 1986, the exchange of Class C Common Stock for Class A Common Stock in July 1992, and special antidilution adjustments, the options held by Irik P. Sevin now apply to 89,794 shares of Class A Common Stock and 22,448 shares of Class C Common Stock and the options held by Malvin P. Sevin now apply to 59,862 shares of Class A Common Stock and 14,966 shares of Class C Common Stock. The adjusted option price for each such share is $4.10.

      On December 28, 1987, the Company issued stock options to purchase 24,000 shares of Class A Common Stock and 6,000 shares of Class C Common Stock (after giving retroactive effect to the exchange of' Class C Common Stock for Class A Common Stock in July, 1992) to Irik P. Sevin. The option price for each such share is $7.50. These options are not transferable and expire on January 1, 1996.

      On March 3, 1989, the Company issued stock options to purchase 72,000 shares of Class A Common Stock and 18,000 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Irik P. Sevin and 48,000 shares of Class A Common Stock and 12,000 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Malvin P. Sevin. The option price for each such share is $11.25. These options are nontransferable, Malvin P. Sevin's option expired unexercised while Irik P. Sevin's options expire on March 3, 1999.

      On November 1, 1992, the Company issued stock options to an officer of the Company to purchase 25,000 shares of Class A Common Stock and issued another 25,000 stock options to this officer in June 1993. The option price for each such share is $11.00. Twenty percent of the options become exercisable on each of the next five anniversary dates of the grants.

      In December 1992, Malvin P. Sevin passed away. All options previously owned by him are exercisable by his estate up until the original expiration date of such options.

      During the first quarter of 1991, the Company contemplated the acquisition of a business engaged in the distribution of packaged industrial gases for other than heating purposes ("Packaged Industrial Gas Business"). As the Company was prohibited from making this acquisition because of restrictions under the Credit Agreement from which the Company was unable to obtain a waiver, the acquisition was consummated by certain of the principal holders of the Class C Common Stock. The Company entered into an agreement with the Packaged Industrial Gas Business to provide management services on request for a fee equal to the allocable cost of Company personnel devoted to the business with a minimum fee of $50,000 per annum plus an incentive bonus equal to 10% of the cash flow above budget. The fee received under such management contract for the seven months ended December 31, 1991 was $29,000 and for the years ended December 31, 1992 and 1993 was $50,000 and $4,000, respectively. Simultaneously with this acquisition, the Company entered into an option agreement expiring May 31, 1996 pursuant to which the Company had the right, exercisable at any time, to acquire the Packaged Industrial Gas Business for its fair market value, as determined by an independent appraisal. In January 1993, the Packaged Industrial Gas Business was sold by its owners to an unrelated third party and the Company's option agreement and management services agreement were cancelled.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (10), Continued

      On August 1, 1991, the Company agreed to purchase certain assets of a fuel oil distributor for approximately $17 million, however, certain restrictions under the Company's lending arrangements made the cost of the acquisition unduly burdensome. Accordingly, in October 1991, certain shareholders of the Company, owning approximately 9% of the Class C Common Stock and certain unaffiliated investors, organized RAC Fuel Oil Corp. (RAC) to acquire such business, but gave Petro a five year option, which Petro was required to exercise when permitted by its lending arrangements, to purchase RAC for the same price, as adjusted for operations while the business was owned by RAC. Pending exercise of its option, the Company had been managing RAC's business at an annual fee of $161,000, which was designed to compensate the Company for its estimated costs and for supplying fuel oil to RAC at the Company's cost. In August 1992, the Company was able to and did exercise its option to buy RAC. The acquisition price was approximately $17 million.

      The existing holders of Class C Common Stock of the Company have entered into a Shareholders' Agreement which provides that, in accordance with certain agreed-upon procedures, each will vote his shares to elect certain designated directors. The Shareholders' Agreement also provides for first refusal rights to the Company if a holder of Class C Common Stock receives a bona fide written offer from a third party to buy such holder's Class C Common Stock.


   (11) Investment in Star Gas

      In December 1993, the Company acquired an approximate 29.5% equity interest (42.8% voting interest) in Star Gas for $16.0 million in cash. Of such $16.0 million investment, $14.0 million was invested directly in Star Gas through the purchase of Series A 8% pay-in-kind Cumulative Convertible Preferred Stock of Star Gas, which is convertible into common stock of Star Gas, and $2.0 million was invested through Star Gas Holdings, Inc. ("Holdings"), a newly formed corporation. Certain other investors (including Holdings) invested a total of $49.0 million of additional equity in Star Gas, of which $11.0 million was in the form of cash and $38.0 million resulted from the conversion of long-term debt and preferred stock into equity. As a result of redemptions of a portion of the equity in Star Gas held by certain of the other investors that the Company expects will occur in connection with a Star Gas recapitalization, the Company expects that its direct and indirect equity interest in Star Gas will increase to 36.7% without any additional investment by the Company.

      Star Gas has granted to the Company an option, exercisable through December 20, 1998, to purchase 500,000 shares of common stock of Star Gas for an aggregate purchase price of approximately $5.0 million. In addition, each of the other investors in Star Gas (including each such investor whose investment is held through Holdings) has granted to the Company an option, exercisable for the period beginning on the date that Star Gas' audited financial statements for its fiscal year ended September 30, 1994 are first delivered to such investors and ending on December 31, 1998, to purchase such investor's interest in Star Gas

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (11), Continued

      (or, in the case of Holdings, to purchase such investor's interest in Holdings). In addition, each such investor has an unconditional option, exercisable beginning January 1, 1999 and ending on December 31, 1999, to require the Company to purchase such investor's interest in Star Gas (or Holdings). The purchase prices upon exercise of any such options are calculated based upon specified multiples of Star Gas' earnings before interest, taxes, depreciation and amortization (EBITDA), subject to certain minimum prices, and are payable in cash or Class A common stock of the Company or, in the case of the Holdings' options, in cash, subordinated debt of the Company or, if the Company is not then permitted to issue such debt, preferred stock of the Company.

      The investors in Star Gas have entered into a shareholders' agreement, which provides that the Company is entitled to nominate for election up to three persons to serve as directors of Star Gas, Holdings is entitled to nominate up to two persons, and the other investors (as a group) are entitled to nominate up to three persons. In addition, the shareholders' agreement provides that each investor in Star Gas, prior to selling any of its equity interests in Star Gas to any purchaser other than another investor in Star Gas, must first offer to sell such equity interests to Star Gas and then to the other investors.

      The Company is managing Star Gas' business under a Management Services Agreement which provides for an annual cash fee of $500,000 and an annual bonus equal to 5% of the increase in Star Gas' EBITDA over the fiscal year ended September 30, 1993, payable in common stock of Star Gas pursuant to a formula set forth in the Management Services Agreement. Star Gas also reimburses the Company for its expenses and the cost of certain Company personnel.


   (12) Acquisitions

      During 1991, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $12,500,000.

      During 1992, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $41,500,000.

      During 1993, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $13,600,000. In addition, during 1993, the Company acquired a 29.5% interest in Star Gas Corporation for $16,000,000.

      Sales and net income of the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition. Star Gas will be accounted for following the equity method of accounting beginning
      January 1994.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (12), Continued

      Unaudited pro forma data giving effect to the purchased businesses and to the Star Gas investment as if they had been acquired on January 1 of the year preceding the year of purchase, with adjustments, primarily for amortization of intangibles, are as follows:

                                               Year Ended December 31,
                                               -----------------------
                                               1991      1992      1993
                                               ----      ----      ----
                                        (in thousands, except per share data)

         Net sales                          $ 593,876  $604,491  $557,843
                                            =========  ========  ========

         Equity in (share of loss of)
          Star Gas Corporation                 --           167   (11,923)
                                            =========  ========  ========

         Net loss                             (15,547)   (3,012)  (19,570)
                                            =========  ========  ========

         Earnings (loss) per common share:
              Class A Common Stock          $   (1.62) $   (.81) $  (1.09)
              Class B Common Stock                .57      1.77      2.47
              Class C Common Stock              (1.62)     (.81)    (1.09)
                                            =========  ========  ========


   (13) Supplemental Disclosure of Cash Flow Information

                                                  Year Ended December 31,
                                                  ----------------------
                                               1991         1992       1993
                                               ----         ----       ----

      Cash paid during the year for:
        Interest                         $ 21,928,724  $20,238,486  $21,705,736
        Income taxes                          202,650      319,487      495,739

      Noncash financing activities:
        Redemption of preferred stock          --             --    (12,763,663)
        Issuance of subordinated notes
           payable                             --             --     12,763,663
        Minimum pension liability              --             --      5,866,651
        Deferred pension costs                 --             --     (1,332,616)
        Minimum pension liability
           adjustment                          --             --     (4,534,035)


                                                                   (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (14) Disclosures About the Fair Value of Financial Instruments

      Cash, Accounts Receivable, Notes Receivable and Other Current Assets, U.S. Treasury Notes held in a Cash Collateral
      Account, Working Capital Borrowings, Accounts Payable and
      Accrued Expenses

      The carrying amount approximates fair value because of the short maturity of these instruments.

      Long-Term Debt, Subordinated Notes Payable and Cumulative
      Redeemable Exchangeable Preferred Stock

      The fair values of each of the Company's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for similar instruments of comparable maturity.

      The estimated fair value of the Company's financial instruments are summarized as follows:

                                                   At December 31, 1993
                                                   --------------------
                                                 Carrying        Estimated
                                                  Amount        Fair Value
                                                  ------        ----------
                                                   (amounts in thousands)

      Long-term debt                            $  50,080       $  50,076
      Subordinated notes payable                  135,264         148,644
      Cumulative Redeemable Exchangeable
         Preferred Stock                           25,000           27,170


      Limitations

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                         (Continued)

                  PETROLEUM HEAT AND POWER CO., INC.
                           AND SUBSIDIARIES

              Notes to Consolidated Financial Statements


   (15) Selected Quarterly Financial Data (Unaudited)
        (in thousands, except per share data)



                                                           Three Months Ended
                                       ---------------------------------------------------------
                                       March 31,         June 30,       Sept. 30,        Dec. 31
                                         1992              1992           1992             1992           Total
                                         ----              ----           ----             -----          -----
      Net sales                     $   219,975         $  74,006       $ 46,912        $ 171,537       $ 512,430
      Gross profit                       84,098            17,660          6,800           52,931         161,489
      Income (loss)
        before taxes                     39,268           (20,020)       (28,553)           5,316          (3,989)
      Net income (loss)             $    38,937         $ (19,990)      $(28,470)       $   5,134       $  (4,389)
                                    ===========         =========       ========        =========       =========

      Earnings (loss) per
        common share
        Class A Common Stock        $      2.86         $   (1.67)      $  (2.04)       $     .22       $    (.81)
        Class B Common Stock                .29               .29            .29              .29            1.14
        Class C Common Stock        $      2.86         $   (1.67)      $  (2.04)       $     .22       $    (.81)
                                    ===========         =========       ========        =========       =========

                                                           Three Months Ended
                                       ---------------------------------------------------------
                                       March 31,         June 30,       Sept. 30,        Dec. 31
                                         1993              1993           1993             1993           Total
                                         ----              ----           ----             -----          -----
      Net sales                     $   251,271         $  71,978       $ 54,135        $ 161,142       $ 538,526
      Gross profit                       89,595            15,817          9,604           56,701         171,717
      Income (loss)
        before taxes and
        extraordinary item               39,269           (25,972)       (29,571)           9,110          (7,164)
      Net income (loss)             $    38,938         $ (26,809)      $(29,488)       $   8,928       $  (8,431)
                                    ===========         =========       ========        =========       =========

      Earnings (loss) per
        common share
        Class A Common Stock        $      1.72         $   (1.25)      $  (1.45)       $     .41       $    (.57)
        Class B Common Stock                .47               .47            .47              .47            1.88
        Class C Common Stock        $      1.72         $   (1.25)      $  (1.45)       $     .41       $    (.57)
                                    ===========         =========       ========        =========       =========

                          INDEPENDENT AUDITORS REPORT

To the Board of Directors and Shareholders of Star Gas Corporation and Subsidiaries:

     We have audited the accompanying consolidated balance sheet of Star Gas Corporation and subsidiaries as of September 30, 1993 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Star Gas Corporation and subsidiaries at September 30, 1993 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                     KPMG Peat Marwick

New York, New York
December 28, 1993

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Star Gas Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheet of Star Gas Corporation and subsidiaries as of September 30, 1992 and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the two years in the period ended September 30, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Star Gas Corporation and subsidiaries at September 30, 1992, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1992 in conformity with generally accepted accounting principles.

                                                            ERNST & YOUNG

New York, New York
December 3, 1992,
except for Notes 5 and 9, as to which the date is April 1, 1993

                     STAR GAS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             SEPTEMBER 30,
                                                                                      ---------------------------
                                                                                          1993           1992
                                                                                      -------------  ------------
    ASSETS:
Current assets:
  Cash..............................................................................  $     730,256     1,301,882
  Receivables:
    Trade...........................................................................      9,408,107    13,336,058
    Other...........................................................................        342,886       394,969
    Allowance for doubtful accounts.................................................       (716,105)     (700,000)
  Inventories:
    Propane.........................................................................      4,982,284     6,986,544
    Appliances and equipment........................................................      1,463,009     2,264,347
  Prepaid expenses..................................................................      1,005,002     1,189,419
  Other current assets..............................................................        591,455     1,195,726
  Assets held for sale (note 1).....................................................      7,378,126       --
                                                                                      -------------  ------------
         Total current assets.......................................................     25,185,020    25,968,945
                                                                                      -------------  ------------
Property, plant and equipment, at cost:
  Land..............................................................................      3,329,314     4,732,441
  Buildings.........................................................................      6,589,431     7,823,785
  Customer equipment and machinery..................................................    128,056,431   146,928,612
  Construction in progress..........................................................       --              36,617
                                                                                      -------------  ------------
                                                                                        137,975,176   159,521,455
         Less accumulated depreciation..............................................     30,306,574    26,803,620
                                                                                      -------------  ------------
                                                                                        107,668,602   132,717,835
                                                                                      -------------  ------------
Other assets:
  Excess of cost over net assets acquired, net of accumulated amortization of
$3,527,340 and $1,862,456...........................................................      5,496,847    18,317,613
  Other intangible assets:
    Covenants not to compete and capitalized consulting costs, net of accumulated
      amortization of $17,301,712 and $13,723,866...................................      1,166,089     8,567,108
    Customer contracts and lists, net of accumulated amortization of $10,526,491 and
      $8,429,154....................................................................     10,629,476    12,919,084
  Deferred charges..................................................................      1,154,357     1,652,362
  Other.............................................................................      1,083,204     1,955,891
                                                                                      -------------  ------------
                                                                                         19,529,973    43,412,058
                                                                                      -------------  ------------
         Total assets...............................................................  $ 152,383,595   202,098,838
                                                                                      -------------  ------------
                                                                                      -------------  ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current maturities of long-term debt and working capital borrowings (note 5)......  $   7,485,774     6,077,873
  Accounts payable..................................................................      9,433,402     9,684,768
  Accrued interest..................................................................      7,833,308     6,000,014
  Other accrued expenses............................................................      2,720,074     2,286,988
  Customer credit balances..........................................................      2,733,000     1,280,000
  Other current liabilities (note 9)................................................        880,478     3,941,644
                                                                                      -------------  ------------
         Total current liabilities..................................................     31,086,036    29,271,287
                                                                                      -------------  ------------
Long-term debt and obligations under capital leases (notes 5 and 8).................    118,425,184   124,570,257
Other long-term liabilities (note 9)................................................      6,162,343     5,865,557
Deferred income taxes (note 6)......................................................        221,400       235,100
                                                                                      -------------  ------------
         Total long-term liabilities................................................    124,808,927   130,670,914
                                                                                      -------------  ------------
Shareholders' equity (deficiency) (notes 1, 2, 5 and 9):
  Common stock, $1 par value--20,000 shares authorized; 266.43 shares issued........            266           266
  Series A Preferred stock, no par value--48,000 and 300,000 shares authorized in
    1993 and 1992, respectively; 40,309.5 shares issued.............................         40,309        40,309
  Preferred stock--8% cumulative convertible, no par value--1,420 shares authorized;
    1,420 shares issued at September 30, 1993.......................................          1,420       --
  Capital in excess of par value....................................................     58,471,501    57,052,921
  Deficit...........................................................................    (59,836,948)  (12,748,943)
  Treasury stock, at cost (15.12 common shares).....................................     (2,187,916)   (2,187,916)
                                                                                      -------------  ------------
         Total shareholders' equity (deficiency)....................................     (3,511,368)   42,156,637
                                                                                      -------------  ------------
         Total liabilities and shareholders' equity.................................  $ 152,383,595   202,098,838
                                                                                      -------------  ------------
                                                                                      -------------  ------------

          See accompanying notes to consolidated financial statements.

                     STAR GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------------------------------
                                                                    1993              1992              1991
                                                              ----------------  ----------------  ----------------
Revenues:
  Net sales.................................................  $    132,194,740       117,877,556       127,688,470
  Hauling revenue...........................................        16,220,657        16,225,561        14,190,015
  Other revenue, net........................................         5,780,581         6,636,627         6,101,663
                                                              ----------------  ----------------  ----------------
                                                                   154,195,978       140,739,744       147,980,148
                                                              ----------------  ----------------  ----------------
Costs and expenses:
  Cost of sales.............................................        74,716,501        63,452,403        71,076,004
  Operating.................................................        57,063,237        52,044,642        49,599,117
  Depreciation and amortization.............................        16,092,452        14,128,104        13,576,609
  General and administrative................................         3,772,546         3,002,555         2,623,264
                                                              ----------------  ----------------  ----------------
                                                                   151,644,736       132,627,704       136,874,994
                                                              ----------------  ----------------  ----------------
Impairment of long-lived assets (note 10)                           33,047,065         --                --
                                                              ----------------  ----------------  ----------------
Income (loss) before interest expense and income taxes......       (30,495,823)        8,112,040        11,105,154
Interest expense............................................        16,335,155        16,665,525        18,056,685
                                                              ----------------  ----------------  ----------------
     Loss before income taxes...............................       (46,830,978)       (8,553,485)       (6,951,531)
Income tax expense (benefit)................................           257,027        (1,294,003)       (1,603,012)
                                                              ----------------  ----------------  ----------------
     Net loss...............................................  $    (47,088,005)       (7,259,482)       (5,348,519)
                                                              ----------------  ----------------  ----------------
                                                              ----------------  ----------------  ----------------

          See accompanying notes to consolidated financial statements.

                     STAR GAS CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                 YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                                                              8%
                                                                          CUMULATIVE
                                                             SERIES A     CONVERTIBLE   CAPITAL IN
                                                 COMMON      PREFERRED     PREFERRED     EXCESS OF                  TREASURY
                                                  STOCK        STOCK         STOCK       PAR VALUE     DEFICIT        STOCK
                                               -----------  -----------  -------------  -----------  ------------  -----------
Balance as of September 30, 1990.............   $     225       31,191        --         41,069,581      (140,942)  (2,187,916)
Conversion of subordinated debt into
  preferred stock............................      --            3,992        --          3,988,507       --           --
Issuance of common stock.....................          31       --            --          4,873,869       --           --
Issuance of Series A preferred stock.........      --            5,126        --          5,120,974       --           --
Net loss.....................................      --           --            --            --         (5,348,519)     --
                                                    -----   -----------       ------    -----------  ------------  -----------
Balance as of September 30, 1991.............         256       40,309        --         55,052,931    (5,489,461)  (2,187,916)
Issuance of common stock.....................          10       --            --          1,999,990       --           --
Net loss.....................................      --           --            --            --         (7,259,482)     --
                                                    -----   -----------       ------    -----------  ------------  -----------
Balance as of September 30, 1992.............         266       40,309        --         57,052,921   (12,748,943)  (2,187,916)
Conversion of junior subordinated debt into
  preferred stock............................      --           --             1,420      1,418,580       --           --
Net loss.....................................      --           --            --            --        (47,088,005)     --
                                                    -----   -----------       ------    -----------  ------------  -----------
Balance as of September 30, 1993.............   $     266       40,309         1,420     58,471,501   (59,836,948)  (2,187,916)
                                                    -----   -----------       ------    -----------  ------------  -----------
                                                    -----   -----------       ------    -----------  ------------  -----------
                                               SHAREHOLDERS'
                                                  EQUITY
                                               (DEFICIENCY)
                                               ------------
Balance as of September 30, 1990.............   38,772,139
Conversion of subordinated debt into
  preferred stock............................    3,992,499
Issuance of common stock.....................    4,873,900
Issuance of Series A preferred stock.........    5,126,100
Net loss.....................................   (5,348,519)
                                               ------------
Balance as of September 30, 1991.............   47,416,119
Issuance of common stock.....................    2,000,000
Net loss.....................................   (7,259,482)
                                               ------------
Balance as of September 30, 1992.............   42,156,637
Conversion of junior subordinated debt into
  preferred stock............................    1,420,000
Net loss.....................................  (47,088,005)
                                               ------------
Balance as of September 30, 1993.............   (3,511,368)
                                               ------------
                                               ------------

          See accompanying notes to consolidated financial statements.

                     STAR GAS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                    ---------------------------------------------
                                                                         1993            1992           1991
                                                                    ---------------  ------------  --------------
Operating activities:
  Net loss........................................................  $   (47,088,005)   (7,259,482)     (5,348,519)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
       Impairment of long-lived assets............................       33,047,065       --             --
       Depreciation and amortization..............................       16,092,452    14,128,104      13,576,609
       Deferred income taxes......................................          (13,700)   (1,497,840)     (1,813,291)
       Loss on sale of fixed assets...............................        --              --              514,590
       Amortization of accrued pension costs......................        --               (2,300)        (27,600)
  Changes in operating assets and liabilities:
    Decrease in receivables, net..................................        2,439,982     1,545,617       2,296,277
    Decrease (increase) in inventories............................        2,170,477      (770,937)      1,295,444
    Decrease (increase) in other current and prepaid assets.......          205,475     1,197,019      (1,832,701)
    Increase in other long-term assets............................         (199,610)     (743,085)     (1,261,870)
    Increase (decrease) in accounts payable.......................          131,132      (105,714)      1,667,450
    Increase (decrease) in accrued interest and other accrued
      expenses....................................................        2,524,004     3,074,016      (1,857,965)
    Increase (decrease)in other current and long-term
      liabilities.................................................          482,931    (1,330,070)     (3,374,412)
                                                                    ---------------  ------------  --------------
         Net cash provided by operating activities................        9,792,203     8,235,328       3,834,012
                                                                    ---------------  ------------  --------------
Investing activities:
  Purchase of companies, net of cash acquired:
    Net working capital...........................................           (2,035)     (155,771)       (147,812)
    Noncurrent tangible assets....................................          (58,474)     (984,852)     (1,546,120)
    Intangible assets.............................................             (600)      (66,058)       (198,749)
  Acquisition of property, plant and equipment....................       (4,787,637)   (6,730,179)     (3,682,230)
  Disposals of fixed assets.......................................          937,575       901,774         534,061
                                                                    ---------------  ------------  --------------
         Net cash used in investing activities....................       (3,911,171)   (7,035,086)     (5,040,850)
                                                                    ---------------  ------------  --------------
Financing activities:
  Proceeds from issuance of debt..................................      123,955,184    37,124,588      84,279,454
  Repayment of debt and liability obligations.....................     (130,407,842)  (50,484,387)    (84,095,969)
  Proceeds from issuance of common stock..........................        --            6,873,900        --
  Proceeds from issuance of preferred stock.......................        --            5,126,100        --
                                                                    ---------------  ------------  --------------
         Net cash (used in) provided by financing activities......       (6,452,658)   (1,359,799)        183,485
                                                                    ---------------  ------------  --------------
         Net decrease in cash.....................................         (571,626)     (159,557)     (1,023,353)
Cash at beginning of year.........................................        1,301,882     1,461,439       2,484,792
                                                                    ---------------  ------------  --------------
Cash at end of year...............................................  $       730,256     1,301,882       1,461,439
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes..................................................  $       296,372       276,097         159,968
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------
    Interest......................................................  $    15,145,124    14,257,459      18,896,319
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------
  Other non-cash transactions:
    Conversion of subordinated debt into preferred stock..........  $     1,420,000       --            3,992,499
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------
    Reclassification to assets held for sale:
       Property, plant and equipment, net.........................  $     4,399,914       --             --
       Net operating assets.......................................        2,978,212       --             --
                                                                    ---------------  ------------  --------------
                                                                    $     7,378,126       --             --
                                                                    ---------------  ------------  --------------
                                                                    ---------------  ------------  --------------

          See accompanying notes to consolidated financial statements.

                     STAR GAS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND BUSINESS

     Star Gas Corporation (the "Company") primarily sells and distributes propane gas and related appliances to retail and wholesale customers through its branch offices located principally in the Northeastern, Southeastern and Midwestern United States. The Company had been owned 45% by Star Energy Inc., ("SEI"), a wholly owned subsidiary of The Brooklyn Union Gas Company, and 55% by a group of limited partnerships--American Gas and Oil Investors, AmGO II, AmGO III, and First Reserve Secured Energy Assets Fund, L.P. These limited partnerships are managed by the First Reserve Corporation (and are collectively referred to herein as "FRC").

     In September 1989, the Company purchased 15.12 shares of common stock owned by an officer for a 10% Junior Subordinated Promissory Note in the amount of $2,187,916 (see note 5). These shares were held in treasury at September 30, 1993 and 1992.

     In June 1991, the Company converted $1,796,500 and $2,196,000 of Junior Subordinated Debt owed to SEI and FRC into 1,796.5 shares and 2,196 shares of Series A Preferred Stock, respectively. The conversion rate was one share of Series A Preferred Stock for every $1,000 of Junior Subordinated Debt.

     In September 1991, the Company sold 13.77 shares of common stock to SEI and
16.83 shares of common stock to FRC for $2,193,300 and $2,680,600, respectively, and sold 2,306.7 shares of Series A Preferred Stock to SEI and 2,819.4 shares of Series A Preferred Stock to FRC for $2,306,700 and $2,819,400, respectively.

     In August 1992, the Company sold 4.81 shares of common stock to SEI and
5.88 shares of common stock to FRC for $900,000 and $1,100,000, respectively.

     In March 1993, the Company and the shareholders signed a Cancellation of Indebtedness and Deferral Agreement (the "Cancellation Agreement"). Under the terms of the Cancellation Agreement, SEI and FRC agreed to cancel $639,000 and $781,000, respectively, of long-term liabilities acquired from a third party (see note 9) in consideration of 639 and 781 shares, respectively, of newly issued 8% Cumulative Convertible Preferred Stock.

     As a result of the above mentioned transactions, SEI and FRC continued to own 45% and 55%, respectively, of the common, Series A Preferred and 8% Cumulative Convertible Preferred Stock of the Company at September 30, 1993 and 1992.

     On December 2, 1993, the Company sold the branches of its wholly owned subsidiary, Federal Petroleum Company ("Federal"), for $1,650,000 in cash and a note receivable of $500,000. At September 30, 1993, the Company adjusted the carrying value of the net assets sold to equal the sales price, $2,150,000. The Company is also negotiating to sell the branches of its wholly owned subsidiary, Highway Pipeline Trucking Co. ("Highway"), and has adjusted the carrying value of Highway's net assets to equal the value of a recent offer received, $5,228,126. The net assets of Federal and Highway have been reflected in the 1993 Consolidated Balance Sheet as assets held for sale in the aggregate amount of $7,378,126. (See note 10)

     On December 23, 1993, the Company was recapitalized and, as a part of the recapitalization, issued 269,750 shares of 8% Cumulative Convertible Preferred Stock (see note 2) for $26,975,000 in the indicated amounts to the following investors: Petroleum Heat and Power Co., Inc. ("Petro") ($14,000,000), FRC ($1,975,000) and Star Gas Holdings Inc. ("Holdings") ($11, 000,000). Holdings is a corporation recently formed for the purpose of investing in the Company. Holdings was formed by a group of investors, including Petro who contributed $2,000,000 of the $11,000,000 invested by

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(1) ORGANIZATION AND BUSINESS--(CONTINUED)

Holdings. The cash proceeds received by the Company from the issuance of the preferred stock were used to repay $14,325,000 of its outstanding 11.56% Senior Notes, to repay $2,800,000 of its outstanding Term Loan, and to pay interest in arrears of $7,957,000. The Company estimates that the expenses relating to the recapitalization will approximate $1 million. Also on that date, the Company issued 250,000 shares of its 8% Cumulative Convertible Preferred Stock and 75,000 shares of its 12.625% Cumulative Redeemable Preferred Stock to The Prudential Insurance Company of America ("Prudential") in exchange for $32,500,000 of its 12.625% Senior Subordinated Participating Notes. (See note 5)

     The Company simultaneously entered into a management services agreement with Petro under which Petro will provide executive, financial, and managerial oversight services to the Company. In full consideration and compensation for its services, Petro will receive $500,000 per year plus expenses, plus an annual bonus fee to be paid in the Company's Class A Common Stock equal in value to 5% of the increase in operating income before depreciation and amortization, as defined, over the amount generated for the year ended September 30, 1993.

     Petro has an option to buy all of the shares of common stock and the 8% Cumulative Convertible Preferred Stock owned by FRC, Prudential, and Holdings. This option commences after the receipt of the audited financial statements for the year ended September 30, 1994 and ends on December 31, 1998. In addition, FRC, Prudential and Holdings have the option, beginning on January 1, 1999 and ending on December 31, 1999, to require Petro to purchase all of their shares of the Company's common stock and 8% Cumulative Convertible Preferred Stock. Under the terms of the put/call agreements with FRC and Prudential, Petro has the right to purchase these shares with either cash or shares of Petro's Class A Common Stock. Under the terms of the put/call agreement with Holdings, Petro has the right to purchase these shares for cash, notes or Petro preferred stock.

     In addition, Petro and FRC have each been granted an option to purchase 500,000 shares of the Company's Class A Common Stock for $9.9031 and $14.8546 per share, respectively. These options expire on December 20, 1998.

(2) RECAPITALIZATION

     On December 21, 1993, the Company amended its Articles of Incorporation and authorized the issuance of three new classes of common stock, Class A, Class B, and Class C, each with identical rights and preferences, except that Class A has one vote per share, Class B is nonvoting and Class C has 10 votes per share, and two new classes of preferred stock, a new 8% Cumulative Convertible Preferred Stock and a 12.625% Cumulative Redeemable Preferred Stock.

     The Company is authorized to issue the indicated number of shares in the following classes of its common stock:

                                                                                 AUTHORIZED
                                                                                NO. OF SHARES
                                                                                -------------
Class A Common Stock..........................................................    30,000,000
Class B Common Stock..........................................................     5,000,000
Class C Common Stock..........................................................     3,000,000
                                                                                -------------
       Total..................................................................    38,000,000
                                                                                -------------
                                                                                -------------

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) RECAPITALIZATION--(CONTINUED)

     The Company is authorized to issue the indicated number of shares in the following series of its 8% Cumulative Convertible Preferred Stock:

                                                                                 AUTHORIZED
                                                                                NO. OF SHARES
                                                                                -------------
Series A......................................................................       530,000
Series B......................................................................       300,000
Series C......................................................................       160,000
Series D......................................................................       500,000
Series E......................................................................        10,000
                                                                                -------------
       Total                                                                       1,500,000
                                                                                -------------
                                                                                -------------

     The Company is authorized to issue the indicated number of shares in the following series of its 12.625% Cumulative Redeemable Preferred Stock:

                                                                                 AUTHORIZED
                                                                                NO. OF SHARES
                                                                                -------------
Series A......................................................................        30,000
Series B......................................................................       120,000
                                                                                -------------
       Total..................................................................       150,000
                                                                                -------------
                                                                                -------------

     All dividends on the Series A, B, D and E 8% Cumulative Convertible Preferred Stock and on the Series A and B 12.625% Cumulative Redeemable Preferred Stock are to be paid in additional shares of the same preferred stock series. The holders of the Series C 8% Cumulative Convertible Preferred Stock have the option, upon delivering proper notice, to be paid in cash or in additional shares of Series C 8% Cumulative Convertible Preferred Stock.

     Each share of Series A, C and E 8% Cumulative Convertible Preferred Stock is convertible into 9.2278 shares of Class A Common Stock and the shareholders are entitled to one vote for each as-if-converted common share. Each share of Series B 8% Cumulative Convertible Preferred Stock is convertible into 7.0746 shares of nonvoting Class B Common Stock and each share of Series D 8% Cumulative Convertible Preferred Stock is convertible into 9.2278 shares of nonvoting Class B Common Stock.

     The holders of Series A, C and E 8% Cumulative Convertible Preferred Stock are entitled to vote together, with the holders of shares of common stock, as a single class, with each as-if-converted common share of such 8% Cumulative Convertible Preferred Stock entitled to one vote. The holders of shares of the Series B and D 8% Cumulative Convertible Preferred Stock and the Series A and B 12.625% Cumulative Redeemable Preferred Stock are not entitled to vote on any matters, except as required by law or as specified in the Company's Articles of Incorporation.

     Upon the occurrence of any liquidating event, each holder of shares of Series A, B, C and D 8% Cumulative Convertible Preferred Stock and Series A 12.625% Cumulative Redeemable Preferred Stock is entitled, before any distribution or payment is made upon any shares of common stock or any other junior security, to a pro rata amount of each series' liquidation value per share. In the event of liquidation, the remaining order of liquidation is as follows: Series B 12.625% Cumulative Redeemable Preferred Stock, Series E 8% Cumulative Convertible Preferred Stock and finally, the common stock of the Company, with each share of Class A, B, and C Common Stock sharing ratably.

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) RECAPITALIZATION--(CONTINUED)

     As part of the recapitalization, the Company issued the following shares of 8% Cumulative Convertible Preferred Stock for $100 per share, $26,975,000 in the aggregate:

                   8% CUMULATIVE CONVERTIBLE PREFERRED STOCK

Series A..........................................................................    179,750
Series C..........................................................................     90,000
                                                                                    ---------
                                                                                      269,750
                                                                                    ---------
                                                                                    ---------

     In addition, the Company exchanged $32,500,000 of its 12.625% Senior Subordinated Participating Notes held by Prudential for the following shares of preferred stock at $100 per share:

                   8% CUMULATIVE CONVERTIBLE PREFERRED STOCK

Series B..........................................................................    150,000
Series D..........................................................................    100,000
                                                                                    ---------
                                                                                      250,000
                                                                                    ---------
                                                                                    ---------
                        12.625% CUMULATIVE REDEEMABLE PREFERRED STOCK
Series A..........................................................................     15,000
Series B..........................................................................     60,000
                                                                                    ---------
                                                                                       75,000
                                                                                    ---------
                                                                                    ---------

     The Company, simultaneously with the issuance of the 8% Cumulative Convertible Preferred Stock and the 12.625% Cumulative Redeemable Preferred Stock, redeemed $4,080,000 plus accrued interest in certain notes held by FRC, $1,420,000 in previously outstanding 8% Cumulative Convertible Preferred Stock, the previously outstanding Series A Preferred Stock and all previously outstanding shares of common stock in exchange for 5,000 shares of Series E 8% Cumulative Convertible Preferred Stock and 480,695 shares of Class A Common Stock. In addition, prior to the recapitalization, all shares previously held by SEI were acquired by FRC.

     Upon the sale of Highway and Federal, the Company is required to apply the net proceeds from the sales to repurchase, at $100 per share plus an additional amount sufficient to generate a yield equal to 12.625% compounded semiannually from December 21, 1993, the Series D 8% Cumulative Convertible Preferred Stock from Prudential. The Company also has an option, which expires on December 31, 1995, to repurchase the balance of the Series D shares at the same formula price. As the Company redeems shares of its Series D 8% Cumulative Convertible Preferred Stock, FRC has agreed to return, as a contribution to the capital of the Company, a number of shares of Class A Common Stock of the Company owned by FRC, determined by multiplying 48,569 by a fraction, the numerator of which is the face value of the Series D 8% Cumulative Convertible Preferred Stock redeemed and the denominator of which is $10 million. On December 2, 1993, the Company sold Federal for an aggregate price of $2.15 million, consisting of $1.65 million in cash and a $500,000 note. The cash from the sale was held in escrow until the recapitalization was completed. On December 23, 1993, such cash was used to repurchase a portion of the Series D 8% Cumulative Convertible Preferred Stock as described above. The Company is currently negotiating to sell Highway. (See note 1).

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) RECAPITALIZATION--(CONTINUED)

     The 12.625% Cumulative Redeemable Preferred Stock must be exchanged into subordinated notes once the Company meets certain financial ratios; to the extent not previously exchanged, the Company is required to apply up to $2 million on January 10, 2000 to redeem 12.625% Cumulative Redeemable Preferred Stock plus an amount sufficient to redeem any 12.625% Cumulative Redeemable Preferred Stock received as dividends thereon, and to the extent shares still remain outstanding, the Company is required to redeem the remaining shares on January 10, 2001.

     As of December 23, 1993, after giving effect to the recapitalization of the Company, assuming conversion of all of the 8% Cumulative Convertible Preferred Stock into common stock and assuming no issuance of any option shares, the investors would have the following equity interests and voting percentages on most matters, except for certain voting rights for the Series B and D 8% Cumulative Convertible Preferred Stock and the Series A and B 12.625% Cumulative Redeemable Preferred Stock designated by law or as specified in the Company's Articles of Incorporation:

                                                                        EQUITY       VOTING
                                                                      PERCENTAGE   PERCENTAGE
                                                                      -----------  -----------
Petro...............................................................        25.8%        42.8%
Holdings............................................................        20.3         33.7
FRC.................................................................        14.2         23.5
Prudential..........................................................        39.7       --
                                                                      -----------  -----------
                                                                           100.0%       100.0%
                                                                      -----------  -----------
                                                                      -----------  -----------

     Combining Petro's interest with its ownership interest in Holdings, Petro's equity interest would increase to 29.5%, but its voting interest would remain at 42.8%.

     Assuming further that the Series D 8% Cumulative Convertible Preferred Stock is repurchased from Prudential and FRC contributes the full 48,569 common shares back to the Company, the investors would then have the following interests:

                                                                        EQUITY       VOTING
                                                                      PERCENTAGE   PERCENTAGE
                                                                      -----------  -----------
Petro...............................................................        32.1%        43.5%
Holdings............................................................        25.2         34.2
FRC.................................................................        16.4         22.3
Prudential..........................................................        26.3       --
                                                                      -----------  -----------
                                                                           100.0%       100.0%
                                                                      -----------  -----------
                                                                      -----------  -----------

     Combining Petro's interest with its ownership interest in Holdings, Petro's equity interest would increase to 36.7%, but its voting interest would remain at 43.5%.

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(2) RECAPITALIZATION--(CONTINUED)

     The following represents the capitalization of the Company as of September 30, 1993 and as adjusted to give effect to the recapitalization as discussed above, as if such recapitalization had occurred on September 30, 1993:

                                                                                        SEPTEMBER 30, 1993
                                                                                ----------------------------------
                                                                                  AS ADJUSTED        HISTORICAL
                                                                                ----------------  ----------------
Long-term debt and working capital borrowings (including current portion) (see
  note 5).....................................................................  $     76,285,958       125,910,958
                                                                                ----------------  ----------------
Obligations under consulting and covenant not-to-compete contracts (including
  current portion) (see note 9)...............................................         2,232,322         6,278,259
                                                                                ----------------  ----------------
Preferred stock--12.625% Cumulative Redeemable................................         7,500,000         --
                                                                                ----------------  ----------------
Shareholders' equity (deficiency):
  Common stock--266 shares, $1 par value......................................         --                      266
  Class A Common Stock--480,695 shares, $.10 par value........................            48,070         --
  Class B Common Stock........................................................         --                --
  Class C Common Stock........................................................         --                --
  Series A Preferred Stock....................................................         --                   40,309
  Preferred Stock--8% Cumulative Convertible--No par..........................         --                    1,420
  Preferred Stock--8% Cumulative Convertible--$1 par value
  Series A--179,750 shares....................................................           179,750         --
  Series B--150,000 shares....................................................           150,000         --
  Series C-- 90,000 shares....................................................            90,000         --
  Series D--100,000 shares....................................................           100,000         --
  Series E--  5,000 shares....................................................             5,000         --
  Capital in excess of par value..............................................       110,403,205        58,471,501
  Deficit.....................................................................       (59,836,948)      (59,836,948)
  Treasury stock..............................................................         --               (2,187,916)
                                                                                ----------------  ----------------
       Total shareholders' equity (deficiency)................................        51,139,077        (3,511,368)
                                                                                ----------------  ----------------
       Total capitalization...................................................  $    137,157,357       128,677,849
                                                                                ----------------  ----------------
                                                                                ----------------  ----------------

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

  Inventories

     Inventories are stated at the lower of cost or market following the moving weighted average method, which approximates first-in, first-out cost.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the depreciable assets (generally thirty years for buildings and seven to thirty years for equipment) using the straight-line method. Gain or loss on property retired, sold or otherwise disposed

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

of is included in operations. Expenditures for renewals and improvements are capitalized, while maintenance and repairs are expensed.

  Intangible Assets

     Beginning on October 1, 1992, the excess of cost over the fair value of net assets acquired is being amortized using the straight-line method over 10 years. Prior to October 1, 1992, such assets were being amortized over 40 years. The effect of the change in 1993 was to increase amortization expense by $1,160,000. Other intangible assets, principally covenants not to compete, capitalized consulting costs and customer contracts and lists are being amortized over their estimated useful lives, ranging from one to ten years. Deferred charges, representing costs associated with the issuance of the Company's debt, are being amortized over the lives of the related debt.

     The Company assesses the recoverability of intangible assets by comparing the carrying values of such intangibles to market values, where a market exists, supplemented by cash flow analyses to determine that the carrying values are recoverable over the remaining estimated lives of the intangibles through undiscounted future operating cash flows. Where an intangible asset is deemed to be impaired, the amount of intangible impairment, is measured based on market values, as available, or by projected cash flows.

  Customer Credit Balances

     Customer credit balances represent payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual propane gas charges on a fixed monthly basis) in excess of actual deliveries billed.

  Cash Equivalents

     For the purpose of determining cash equivalents used in the preparation of the Statements of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

  Basis of Presentation

     Certain reclassifications have been made to the 1992 and 1991 financial statements to conform to the 1993 presentation.

(4) ACQUISITIONS

     The Company expanded its operations in the retail and wholesale propane gas businesses by making several acquisitions during the fiscal years ended September 30, 1991, 1992 and 1993 as described below. The acquisitions were accounted for under the purchase method of accounting and, therefore, the purchase prices have been allocated to the assets and liabilities acquired based on their respective fair market values at the dates of acquisition. The purchase prices in excess of the fair values of net assets acquired were classified as excess of cost over net assets acquired in the Consolidated Balance Sheets. The results of operations of the respective acquired companies have been included in the Consolidated Statements of Operations from the dates of acquisition.

     During fiscal 1991, the Company acquired certain assets of six unaffiliated liquified petroleum gas businesses. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $1,420,000.

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(4) ACQUISITIONS--(CONTINUED)

     During fiscal 1991, the Company also entered into an operating lease for certain assets of a water treatment company. Annual payments on the lease are $47,760 per year for three years. The Company has an irrevocable option at the end of the lease to purchase these assets for $60,000.

     During fiscal 1992, the Company acquired certain assets of five unaffiliated liquified petroleum gas businesses. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $1,047,000.

     During fiscal 1993, the Company acquired certain assets of one unaffiliated liquified petroleum gas business. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $60,000.

(5) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES

     Long-term debt and obligations under capital leases consist of the following:

                                                             SEPTEMBER 30, 1993*           SEPTEMBER 30,
                                                             --------------------  ------------------------------
                                                                (AS ADJUSTED)           1993            1992
                                                                                   --------------  --------------
Revolving and line of credit loans payable to bank(a)......    $      6,808,704         6,808,704       5,227,996
11.56% Senior Notes (b)....................................          30,675,000        45,000,000      45,000,000
12.625% Senior Subordinated Participating Notes (b)........           7,500,000        40,000,000      40,000,000
11.77% Senior Reset Term Notes (c).........................          20,000,000        20,000,000      20,000,000
Term loan agreement (d)....................................           9,325,000        12,125,000      15,625,000
10% Junior Subordinated Promissory Note payable to former
shareholder, prepaid in 1993(e)............................           --                 --             1,593,090
Senior subordinated promissory notes, net of discount of
$8,934, $8,934 and $17,641.................................             701,535           701,535       1,507,197
11% Note payable in $60,000 annual installments to 2004,
  net of discount of $48,200, $48,200 and $55,300..........             611,800           611,800         664,700
Other debt, net of discount $0, $0 and $4,658..............              20,585            20,585          76,513
Obligations under capital leases (see note 8)..............             643,334           643,334         953,634
                                                             --------------------  --------------  --------------
                                                                     76,285,958       125,910,958     130,648,130
          Less current maturities..........................           7,485,774         7,485,774       6,077,873
                                                             --------------------  --------------  --------------
                                                               $     68,800,184       118,425,184     124,570,257
                                                             --------------------  --------------  --------------
                                                             --------------------  --------------  --------------

- ---------------

* As adjusted gives effect to the recapitalization discussed in notes 1 and 2 and in (b) and (d) below, as if such recapitalization had occurred on September 30, 1993.

(a) On July 2, 1993, the Company entered into a $20,000,000 Amended and Restated Revolving Credit Agreement (the "Credit Agreement") with The First National Bank of Boston. The Credit Agreement matured on October 15, 1993, was renewed to December 22, 1993, and bore interest at the higher of the annual rate of interest announced as the base rate of the bank making the loan plus 2% or 2.5% above the overnight federal funds rate.

                                         (Footnotes continued on following page)

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES--(CONTINUED)

(Footnotes continued from preceding page)

     As of September 30, 1993 and 1992, outstanding revolving loans and letters of credit aggregated $9,457,520 (including $2,648,816 for letters of credit), and $9,257,522 (including $4,029,526 for letters of credit), respectively.

     The Credit Agreement was again restated and amended as of December 21, 1993. Under the terms of the restated and amended Credit Agreement, the Company may borrow up to $25 million to finance working capital needs under a revolving credit facility which expires on June 30, 1996. Amounts borrowed under the revolving credit facility are subject to a 30 day clean up requirement each year. Interest on borrowings is payable monthly and is based upon either the Eurodollar Rate (as defined below) or the Alternate Base Rate (as defined below), plus 2 1/4% on Eurodollar loans or 1/4% on Alternative Base Rate Loans, at the Company's option. The Eurodollar Rate is the prevailing rate in the Interbank Eurodollar Market adjusted for reserve requirements, if any. The Alternate Base Rate is the higher of
     (i) the prime rate or base rate of The First National Bank of Boston in effect or (ii) the Federal Funds Rate in effect plus 1/2%.

     The Credit Agreement also provides for a revolving credit acquisition facility under which the Company may borrow up to $20 million to fund acquisitions of propane companies. This acquisition facility expires on June 30, 1996 and the Company has the option to convert this facility into a term loan, payable in 36 consecutive monthly installments commencing on July 1, 1996. Interest on the borrowings is payable monthly and is based upon either the Eurodollar Rate plus 2 1/2% on loans made before the acquisition loan conversion date and 3% after the acquisition loan conversion date or the Alternate Base Rate plus 1/2% on loans made before the acquisition loan conversion date and 1% on loans made after the acquisition loan conversion date, at the Company's option.

     The Company pays a commitment fee equal to 1/2% of the unused portion of the bank facilities with a reduction, through June 30, 1994, on the Acquisition Facility to 1/4% annually if it is not used through that date.

     Under the terms of the Credit Agreement, as amended, the Company is restricted as to the declaration and distribution of dividends and is also required to maintain certain financial and operational ratios. The amounts borrowed under the Credit Agreement are secured by substantially all of the Company's assets.

(b) On January 10, 1989, the Company issued $85,000,000 of notes (the "Note Agreements") to Prudential for cash. The Note Agreements consisted of $45,000,000 of 11.56% Senior Notes due in six consecutive annual installments of $7,500,000 commencing January 10, 1994; $30,000,000 of 12.625% Senior Subordinated Participating Notes, Series A, due in six consecutive annual installments of $4,250,000 commencing January 10, 1995, with a final installment of $4,500,000 due on January 10, 2001; and $10,000,000 of 12.625% Senior Subordinated Participating Notes, Series B, due in six consecutive annual installments of $1,500,000 commencing January 10, 1995, with a final installment of $1,000,000 due on January 10, 2001.

     The Series A and Series B Senior Subordinated Participating Notes bore additional interest aggregating to the greater of (a) $487,500 or 2.5% of the first $33,500,000 of the Company's operating profit (as defined) for each of the fiscal years ended September 30, 1991 through 1999 and (b) $622,400 or 3.19% of the first $33,500,000 of the Company's operating profit (as defined) for the fiscal year ended September 30, 2000.

                                         (Footnotes continued on following page)

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES--(CONTINUED)

(Footnotes continued from preceding page)

     As part of the recapitalization (see notes 1 and 2), the Company exchanged in direct order of maturity, $15,000,000 of Series A 12.625% Senior Subordinated Participating Notes for 150,000 shares of Series B 8% Cumulative Convertible Preferred Stock, the entire $10,000,000 of Series
     B 12.625% Senior Subordinated Participating Notes for 100,000 shares of Series D 8% Cumulative Convertible Preferred Stock, and in inverse order of maturity, $1,500,000 of Series A 12.625% Senior Subordinated Participating Notes for 15,000 shares of Series A 12.625% Cumulative Redeemable Preferred Stock and $6,000,000 of Series A 12.625% Senior Subordinated Participating Notes for 60,000 shares of Series B 12.625% Cumulative Redeemable Preferred Stock. In addition, the participating interest feature on the Series A and B 12.625% Senior Subordinated Participating Notes was eliminated.

     Additionally, the Company was also allowed to prepay $14,325,000 of the 11.56% Senior Notes in direct order of their maturity. The remaining 1995 payment of $675,000 and part of the 1996 payment of $1,325,000 were deferred such that the 1997, 1998 and 1999 payments were increased from $7,500,000 per year to $8,166,667 per year.

     Under the terms of the Note Agreements, as amended at various dates through December 23, 1993, the Company is restricted as to the declaration and distribution of dividends and is also required to maintain certain financial and operational ratios. The amounts borrowed under the 11.56% Senior Notes and the 12.625% Senior Subordinated Participating Notes are secured by substantially all of the Company's assets.

(c) On February 28, 1991, the Company issued $20,000,000 in Senior Reset Term Notes (the "Notes") to Prudential for cash. The Notes were due in consecutive semi-annual installments of $2,500,000 commencing August 28, 1994. The Notes bore interest at 10.72% until February 28, 1994. Thereafter, until maturity, the Notes would have borne interest at the
     2.25 year Treasury Rate on February 28, 1994 plus 3.75%.

     The Company amended the Notes at various dates through November 30, 1993. The required prepayments under the amended terms of the Notes are $2,500,000 on August 28, 1999, $5,000,000 on each of February 28, 2000,
     August 28, 2000 and February 28, 2001 and $2,500,000 on August 28, 2001.
     As part of the recapitalization, the Notes were amended such that the interest rate on the Notes became the 6.5 year Treasury Rate plus 3.3%.

     Under the terms of the Notes, as amended, the Company is restricted as to the declaration and distribution of dividends and is also required to maintain certain financial and operational ratios. The amounts outstanding under the Notes are secured by substantially all of the Company's assets.

(d) On March 7, 1991, the Company entered into a Term Loan Agreement (the "Term Loan") with PruSupply, Inc. which provided a $20,000,000 facility. The Company amended the Term Loan at various dates through November 30, 1993. The Term Loan was to be repaid in nineteen consecutive quarterly installments of $875,000, which commenced in May 1991, with a final payment of $3,375,000 due at maturity in February 1996. The Term Loan bears interest at the one month London Interbank Offered Rate ("LIBOR") plus 2.7%.

     As part of the recapitalization, the Term Loan was amended to allow for the prepayment of $1,925,000 on December 23, 1993. In addition, the Company paid $875,000 that had been deferred. This agreement was further amended such that the required payments on these notes will be $4,325,000 in 1996 and $5,000,000 in 1997.

     Under the terms of the Term Loan, as amended, the Company is restricted as to the declaration and distribution of dividends and is also required to maintain certain financial and operational ratios. The amounts outstanding under the Term Loan are secured by substantially all of the Company's assets.

                                         (Footnotes continued on following page)

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(5) LONG-TERM DEBT AND OBLIGATIONS UNDER CAPITAL LEASES--(CONTINUED)

(Footnotes continued from preceding page)

(e) On March 30, 1993, the Company and a former shareholder reached an agreement whereby the former shareholder received payments in settlement of all amounts owed under a 10% Junior Subordinated Promissory Note and a Consulting Agreement. The Company recognized a gain of $178,415 on the settlement. (See note 9)

     As of September 30, 1993, the Company was not in compliance with certain financial covenants contained in the Credit Agreement, the Note Agreements, the Notes and the Term Loan. All appropriate covenants have been amended or waivers have been obtained, where necessary.

     As of September 30, 1993, annual maturities of long-term debt and obligations under capital leases, after giving effect to the recapitalization, are set forth in the following table:

1994..............................................  $    7,485,774
1995..............................................         209,852
1996..............................................      10,708,138
1997..............................................      13,270,354
1998..............................................      10,253,745
Remaining.........................................      34,358,095
                                                    --------------
                                                    $   76,285,958
                                                    --------------
                                                    --------------

(6) INCOME TAXES

     The income tax provision (benefit) shown in the accompanying Consolidated Statements of Operations consists of the components set forth below:

                                                    1993          1992          1991
                                                 -----------  ------------  ------------
Federal:
  Deferred.....................................  $   --         (1,489,055)   (1,748,266)
State:
  Current......................................      270,727       203,837       210,279
  Deferred.....................................      (13,700)       (8,785)      (65,025)
                                                 -----------  ------------  ------------
                                                     257,027       195,052       145,254
                                                 -----------  ------------  ------------
                                                 $   257,027    (1,294,003)   (1,603,012)
                                                 -----------  ------------  ------------
                                                 -----------  ------------  ------------

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(6) INCOME TAXES--(CONTINUED)

     The following is a reconciliation between reported income tax (benefit) expense and tax (benefit) expense computed at the statutory rate:

                                                                          1993            1992          1991
                                                                     ---------------  ------------  ------------
Computed at Federal statutory rate (fiscal 1993, 1992 and
  1991--34%).......................................................  $   (15,922,533)   (2,908,185)   (2,363,521)
Tax effect of:
  Losses for which no tax benefit was recognized...................       15,435,673       909,532       --
  Depreciation on excess of book cost over tax basis of plant and equipment and amortization of excess of cost over net assets
     acquired......................................................          434,080       476,192       495,863
  Gain on sale of equipment resulting from book cost over tax basis
     of equipment..................................................          118,039        76,155       130,036
  State income taxes, net of Federal benefit.......................          169,638       128,734        95,868
  Other............................................................           22,130        23,569        38,742
                                                                     ---------------  ------------  ------------
                                                                     $       257,027    (1,294,003)   (1,603,012)
                                                                     ---------------  ------------  ------------
                                                                     ---------------  ------------  ------------

     The (benefit) provision for income taxes is based upon pretax book income. Deferred income taxes result primarily from the difference in depreciation expense as a result of the use of accelerated methods in determining depreciation for income tax purposes in excess of the straight-line basis used for financial statement purposes.

     At September 30, 1993, the Company had approximately $84,000,000 of Federal and state net operating loss (NOL) carryforwards available to offset future taxable income. Such NOLs expire in the years 2004 through 2008.

     Effective with the recapitalization on December 23, 1993 (see note 2), the Company's NOL's were substantially limited for purposes of general carryforward availability and otherwise limited for specified carryforward purposes since the recapitalization constitutes a change in control for income tax reporting purposes.

     In February 1992, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FASB 109"). The Company is not required to adopt the new method of accounting for income taxes until fiscal 1994. Because the Company was not carrying substantial deferred taxes on its Consolidated Balance Sheet, management believes that the adoption of FASB 109 will not have a material effect on financial position or results of operations. However, as a result of the recapitalization and change in control, the Company is in the process of determining what effect, if any, the limitation on the use of the NOLs will have on financial position and results of operations, and what tax planning strategies are available to retain the maximum benefit thereof.

(7) EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) plan which provides benefits for all eligible employees except those covered by union plans and employees of Highway. Subject to IRS limitations, the 401(k) plan provides for employees to contribute from 1% to 15% of compensation with the Company contributing a matching amount of the employees' contribution up to a maximum of 3% of compensation. The Company may also contribute an additional amount on behalf of each employee in an amount equal to

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(7) EMPLOYEE BENEFIT PLANS--(CONTINUED)

3% of each employee's compensation. Effective, March 1, 1992, an amendment to the plan eliminated the ability to make this additional contribution.

     Aggregate Company contributions made to the 401(k) plan during 1993, 1992 and 1991 were $313,652, $537,703 and $627,447, respectively.

     The Company makes monthly contributions to a union defined benefit pension plan for all union employees. The amount charged to expense was $198,206, $202,545 and $186,871 in fiscal 1993, 1992 and 1991, respectively.

(8) LEASE COMMITMENTS

     The Company has entered into noncancellable capital lease agreements with former owners of acquired businesses for certain premises and related equipment. All leases contain bargain purchase options, exercisable on the lease termination dates.

     The premises and equipment under capital leases are carried at $828,725 and $2,023,660 on the Consolidated Balance Sheets with accumulated depreciation of $79,234 and $141,426 at September 30, 1993 and 1992, respectively. Depreciation of premises and equipment under capital leases is included in depreciation expense.

     The Company has entered into operating leases for office space, trucks and other equipment. The future minimum rental commitments at September 30, 1993 under leases having an initial or remaining noncancellable term of one year or more are as follows:

                                                                 CAPITAL       OPERATING
                                                                 LEASES         LEASES
                                                              -------------  -------------
1994........................................................  $     157,476  $   2,700,000
1995........................................................        157,476      2,400,000
1996........................................................        144,726      1,600,000
1997........................................................         80,976        900,000
1998........................................................         80,976        200,000
Thereafter..................................................        506,097        100,000
                                                              -------------  -------------
Total minimum lease payments................................      1,127,727  $   7,900,000
                                                                             -------------
                                                                             -------------
Less amount representing interest...........................        484,393
                                                              -------------
Present value of net minimum rentals........................  $     643,334
                                                              -------------
                                                              -------------

     The Company incurred rent expense of $4,150,765, $3,586,450 and $3,437,423 in 1993, 1992 and 1991, respectively.

(9) OTHER CURRENT AND LONG-TERM LIABILITIES

     As a result of various acquisition agreements, the Company was required to pay an aggregate of $6,278,259 and $9,268,487 (net of discounts of $406,596 and $1,155,492), as of September 30, 1993 and 1992, respectively, pursuant to certain consulting and covenant not-to-compete agreements. These obligations are included in other current liabilities and long-term liabilities in the amounts of $712,179 and $3,812,670 and $5,566,080 and $5,455,817 as of September 30,
1993 and 1992, respectively.

     On December 4, 1992, the Company and its shareholders entered into a Purchase Agreement with a third party for the shareholders to purchase from the third party $5,500,000 of consulting and non-competition payments (the "Purchased Payments") owed to the third party by the Company. This

                     STAR GAS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

(9) OTHER CURRENT AND LONG-TERM LIABILITIES--(CONTINUED)

amount due was $2,750,000 on November 17, 1992 and $2,750,000 on November 17, 1993. The shareholders deferred the $2,750,000 installment payment (the "Deferred Amount") due on November 17, 1992 under the original agreement to June 1, 1993. This Deferred Amount bore interest at 13.76% per annum.

     On March 30, 1993, the Company and its shareholders signed a Cancellation of Indebtedness and Deferral Agreement (the "Cancellation Agreement"). Under the terms of the Cancellation Agreement, the shareholders agreed to cancel $1,420,000 of the Deferred Amount in consideration of 1,420 of newly issued shares of 8% Cumulative Convertible Preferred Shares of the Company. The balance of the Deferred Amount, after giving effect to such cancellation, plus interest accrued through March 30, 1993, aggregated $1,470,848 (the "New Deferred Amount"). The shareholders agreed to the deferral of the New Deferred Amount to December 31, 1994 and to the deferral of the remainder of the Purchased Payments from November 17, 1993 to December 31, 1994. The New Deferred Amount bore interest at the rate of 13.75% per annum from March 30, 1993. The remainder of the Purchased Payments bore interest at the rate of 13.76% per annum from November 17, 1993 (See note 1).

     On December 23, 1993, as part of the recapitalization (see note 2), the Company exchanged the 1,420 8% Cumulative Convertible Preferred Shares plus the New Deferred Amount and the balance of the Purchased Payments plus accrued interest for 5,000 shares of Series E 8% Cumulative Convertible Preferred Stock and 230,695 shares of Class A Common Stock.

     On March 30, 1993, the Company and a former shareholder reached an agreement whereby the former shareholder received payments in settlement of all amounts owed to him under a 10% Junior Subordinated Promissory Note and a Consulting Agreement. The Company recognized a gain of $178,415 on the settlement (See note 5).

     At September 30, 1993, annual maturities of amounts payable in connection with certain covenants not to compete and consulting agreements, after giving effect to the recapitalization, are as follows:

1994.................................................  $   712,179
1995.................................................      637,346
1996.................................................      412,994
1997.................................................      379,504
1998.................................................       90,299

(10) IMPAIRMENT OF LONG-LIVED ASSETS

     During fiscal 1993, in connection with the recapitalization (see note 2) and the sale of certain of the Company's branches (see note 1), the Company reviewed the carrying values of its long-lived assets and identifiable intangible assets for possible impairment. The Company determined, based on expected future cash flows and the estimated fair values of certain branches, that it would not be able to recover the carrying values of some of these assets. Accordingly, as of September 30, 1993 the Company recorded a write-off of approximately $33 million representing the estimated impairment to its long lived assets.

                                                             SCHEDULE VIII

                               PETROLEUM HEAT AND POWER CO., INC.
                                       AND SUBSIDIARIES

                               VALUATION AND QUALIFYING ACCOUNTS

                         Years Ended December 31, 1991, 1992 and 1993




                                                             Additions
                                                     -----------------------
                                       Balance at    Charged to      Charged           Other
                                       Beginning      Costs and      to Other         Changes        Balance at
Year           Description              of Year       Expenses       Account        Add (Deduct)     End of Year
- ----           -----------             ---------     ----------      --------       ------------     -----------
1991  Accumulated amortization:
        Customer lists              $117,844,644    $24,839,983                                     $142,684,627
        Deferred charges              11,729,668      5,185,113                                       16,914,781
                                    ------------    -----------                                     ------------
                                    $239,574,312    $30,025,096                                     $159,599,408
      Allowance for doubtful
        accounts                    $    592,672    $ 2,156,320    $620,185 (1)    $(2,599,463)(2)  $    809,714
                                    ------------    -----------    ------------    ---------------  ------------
1992  Accumulated amortization:
        Customer lists              $142,684,627    $23,496,438                                     $166,181,065
        Deferred charges              16,914,781      5,363,321                                       22,278,102
                                    ------------    -----------                                     ------------
                                    $159,599,408    $28,859,759                                     $188,459,167
      Allowance for doubtful
        accounts                    $    809,714    $ 2,444,581    $610,230 (1)    $(2,593,771)(2)  $  1,270,754
                                    ------------    -----------    ------------    ---------------  ------------
1993  Accumulated amortization:
        Customer lists              $166,181,065    $23,182,730                                     $189,363,795
        Deferred charges              22,278,102      5,548,246                                       27,826,348
                                    ------------    -----------                                     ------------
                                    $188,459,167    $28,730,976                                     $217,190,143
      Allowance for doubtful
        accounts                    $  1,270,754    $ 1,836,113    $713,773 (1)    $(2,794,438)(2)  $  1,026,202
                                    ------------    -----------    ------------    ---------------  ------------


_______________
(1) Recoveries
(2) Bad debts written off

                                                                  SCHEDULE IX

                           PETROLEUM HEAT AND POWER CO., INC.
                                   AND SUBSIDIARIES

                                SHORT-TERM BORROWINGS

                     Years Ended December 31, 1991, 1992 and 1993



                                                                       Weighted
                                       Maximum           Average       Average
                         Weighted       Amount            Amount       Interest
                         Average      Outstanding       Outstanding      Rate
        Balance at       Interest      During the       During the      During
        End of Year        Rate           Year             Year        the Year
        -----------      --------     -----------       -----------    --------

1991   $ 39,750,000        6.2%       $ 73,000,000      $34,944,000      8.2%
       ============        ====       ============      ===========      ====

1992   $ 32,000,000        5.4%       $ 42,750,000      $17,906,000      5.9%
       ============        ====       ============      ===========      ====

1993   $ 28,000,000        4.9%       $ 37,000,000      $11,233,000      5.4%
       ============        ====       ============      ===========      ====




The short-term borrowings represent obligations payable under credit agreements to various banks.

The average amount outstanding during the year represents the average daily principal balances outstanding during the year.

The weighted average interest rates during the year were computed by dividing the actual interest incurred on short-term borrowings by the weighted average short-term borrowings.

        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                 PART III
                                 --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
- -------- --------------------------------------------------

     The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS and under the caption EXECUTIVE OFFICERS, is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION.
- -------- ----------------------

     The information appearing in the Proxy Statement under the caption EXECUTIVE COMPENSATION, is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
- -------- --------------------------------------------------------------

     The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS -- Ownership of Equity Securities in the Company, is incorporated herein by this reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- -------- ----------------------------------------------

     The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS -- Certain Transactions, is incorporated herein by this reference.

                                 PART IV


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K



(a)  The following documents are filed as part of this report:

      1.  The following consolidated financial statements are included in
          Part II, Item 8:

          Consolidated Financial Statements of Petroleum Heat and Power Co., Inc. and Subsidiaries:

            Independent Auditors' Reports

            Consolidated Balance Sheets, December 31, 1992 and 1993

            Consolidated Statements of Operations, years ended
             December 31, 1991, 1992 and 1993

            Consolidated Statements of Changes in Stockholders' Equity
             (Deficiency) years ended December 31, 1991, 1992 and 1993

            Consolidated Statements of Cash Flows, years ended December 31,
             1991, 1992 and 1993

            Notes to Consolidated Financial Statements

          Consolidated Financial Statements of Star Gas Corporation and
           Subsidiaries:

            Independent Auditors' Reports

            Consolidated Balance Sheets, September 30, 1992 and 1993

            Consolidated Statements of Operations, years ended September
             30, 1991, 1992 and 1993

            Consolidated Statements of Shareholders' Equity (Deficiency),
             years ended September 30, 1991, 1992 and 1993

            Consolidated Statements of Cash Flows, years ended September
             30, 1991, 1992 and 1993

            Notes to Consolidated Financial Statements

      2.  The following financial schedules are submitted herewith:

          Schedule VIII - Valuation and Qualifying Accounts -
           Years Ended December 31, 1991, 1992 and 1993

          Schedule IX - Short-term Borrowings -
            December 31, 1992 and 1993

          All other schedules are omitted because they are not applicable
          or  the  required   information  is  shown  in   the  financial
          statements or notes thereto.


      3.  (a) Exhibits

          The Exhibits, which are listed on the Exhibit Index attached hereto.

          (b)   Reports on Form 8-K

          Registrant filed a report on Form 8-K on January 4, 1994 to report under item 2, "Acquisition or Disposition of Assets", the investment made by the Company in Star Gas Corporation.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



March 9, 1994


                                   PETROLEUM HEAT AND POWER CO., INC.
                                              (Registrant)



                                   By:       /s/ Irik P. Sevin
                                       --------------------------------
                                                Irik P. Sevin
                                       President, Chairman of the Board,
                                       Chief Executive Officer and Chief
                                       Financial and Accounting Officer




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Irik P. Sevin          President, Chairman of the          March 9, 1994
- ------------------------    Board, Chief Executive Officer,
     Irik P. Sevin          and Chief Financial and Accounting
                            Officer and Director



 /s/ Audrey L. Sevin        Secretary and Director              March 9, 1994
- ------------------------
     Audrey L. Sevin



 /s/ Phillip E. Cohen       Director                            March 9, 1994
- ------------------------
    Phillip E. Cohen



/s/ Thomas J. Edelman       Director                            March 9, 1994
- ------------------------
    Thomas J. Edelman

                             List of Exhibits

Exhibit
  No.     Description of Exhibit
- -------   ----------------------

3.1 -- Restated and Amended Articles of Incorporation, as amended, and Articles of Amendment thereto.(2)

3.2 --    Restated By-Laws of the Registrant.(2)

4.1 -- Indenture, dated as of April 1, 1993, between the Company and Chemical Bank, as trustee, including Form of Notes.(1)

4.2 -- Form of Indenture, dated as of October 1, 1985 between the Company and Manufacturers Hanover Trust Company, as trustee, including Form of Notes.(3)

4.3 -- Restated and Amended Articles of Incorporation and Articles of Amendment thereto.(3)

4.4 -- Certificate of Designation creating a series of preferred stock designated as Cumulative Redeemable Exchangeable 1991 Preferred Stock and Certificate of Amendment relating thereto.(6)

4.5 -- Certificate of Designation creating a series of preferred stock designated as Cumulative Redeemable 1991 Preferred Stock.(3)

4.6 -- Form of Indenture between the Company and Chemical Bank, as trustee, including Form of Debentures.(8)

4.7 -- Certificate of Designation creating a series of Preferred Stock designated as Cumulative Redeemable Exchangeable 1993 Preferred stock.(8)

9.1 -- Shareholders' Agreement dated as of July 1992, among the Company and certain of its stockholders.(2)

10.1 -- Amended and Restated Credit Agreement dated as of December 31, 1992 among the Company, Maxwhale Corp., certain banks party thereto and Chemical Bank. (1)

10.2 --   Pension Plan, as amended, of Petroleum Heat and Power Co., Inc.
          (2)

10.3 --   Savings  Plan,  as amended  of  Petroleum Heat  and  Power Co.,
          Inc.(2)

10.4 -- Supplemental Executive Retirement Plan of Petroleum Heat and Power Co., Inc.(2)

10.5 -- Lease dated July 15, 1981 with respect to offices and garage located at 477 West John Street and 5 Alpha Plaza, Hicksville, New York.(4)

10.6 -- Lease dated February 15, 1982,(5) First Amendment dated February 14, 1986, and Second Amendment dated July 1, 1989, with respect to offices, garage and terminal located at 818 Michigan Avenue, N.E., Washington, D.C.(2)

10.7 -- Lease dated June 26, 1989 with respect to offices and garage located at 40 Lee Burbank Highway, Revere, Massachusetts.(2)

10.8 -- Lease dated December 1, 1985 with respect to office and garage located at 3600-3620 19th Avenue, Astoria, New York.(3)

10.9 -- Lease dated November 1, 1985 with respect to office and garage located at 522 Grand Blvd., Westbury, New York.(5)

10.10 -- Lease dated June 5, 1986 with respect to office and garage located at 2541 Richmond Terrace Co., Staten Island, New York.(5)

10.11 -- Lease dated July 31, 1986 with respect to office and garage located at 71 Day Street, Norwalk, Connecticut.(5)

10.12 -- Lease dated July 9, 1984 with respect to office located at 1245 Westfield Avenue, Clark, New Jersey.(5)

10.13 -- Lease dated April 5, 1991 with respect to office and garage located at 10 Spring Street, New Milford, Connecticut.(2)

10.14 -- Lease dated October 26, 1990 with respect to office and garage located at 1 Coffey Street, Brooklyn, New York.(2)

10.15 -- Lease dated February 6, 1990 with respect to office and garage located at 62 Oakland Avenue and 64 Oakland Avenue, East Hartford, Connecticut.(2)

10.16 -- Lease dated July 29, 1988 and Addendum to lease dated August 1, 1988 with respect to office, garage and terminal located at 224 North Main Street, Southampton, New York.(2)

10.17 -- Lease dated April 1, 1988 with respect to office and garage located at 171 Ames Court, Plainview, New York.(2)

10.18 -- Lease dated August 12, 1988 with respect to office and garage located at 326 South Second Street, Emmaus, Pennsylvania.(2)

10.19 -- Lease dated July 15, 1990, Addendum to lease dated July 27, 1990 and Second Addendum to lease dated November 30, 1990, with respect to office and garage located at 212 Elm Street, North Haven, Connecticut.(2)

10.20 -- Lease dated August 14, 1989 with respect to office and garage located at foot of South Street, Oyster Bay, New York.(2)

10.21 -- Lease and Addendum to lease dated September 26, 1990 with respect to office and garage located at 930 Park Avenue, Lakewood, New Jersey.(2)

10.22 -- Lease dated December 1, 1990 with respect to garage located at 10 Coffey Street, Brooklyn, New York.(2)

10.23 -- Lease dated May 9, 1991 with respect to office and garage located at 260 Route 10 East, Whippany, New Jersey.(2)

10.24 -- Lease dated June 1, 1987 with respect to garage located at 817 Pennsylvania Avenue, Linden, New Jersey.(2)

10.25 -- Lease dated June 1, 1989 with respect to office and garage located at 2 Selleck Street, Stamford, Connecticut.(2)

10.26 -- Lease dated April 28, 1992 with respect to office and garage located at 8087-8107 Parston Drive, Forestville, Maryland.(1)

10.27 -- Demand Promissory Notes of Thomas J. Edelman in favor of Petro, Inc. in the amounts of $500,000 and $100,000 dated April 15, 1985 and May 17, 1985, respectively, and Pledge and Security Agreement, as amended, made by Thomas J. Edelman in favor of Petro, Inc. dated April 15, 1986.(5)

10.28 -- Letter dated June 5, 1985 with respect to redemption of 55,250 shares of common stock of Petroleum Heat and Power Co., Inc. from Thomas J. Edelman and promissory note of Petroleum Heat and Power Co., Inc. in the amount of $884,000 in favor of Thomas J. Edelman, dated June 6, 1985.(3)

10.29 -- Option dated October 18, 1984 granted to Irik P. Sevin to purchase 64,000 shares of common stock of Petroleum Heat and Power Co., Inc.(3)

10.30 -- Form of Equipment Lease and related documentation dated as of October 21, 1983 relating to vehicle leasing transaction between Atlas Oil Corporation and various equipment lessors.(3)

10.31 -- Form of Equipment Lease and related documentation dated as of March 2, 1985 relating to vehicle leasing transaction between Petro, Inc. and various equipment lessors.(3)

10.32 -- Agreement dated October 22, 1986 relating to purchase of 64,000 shares of Class A Common Stock by Irik P. Sevin.(5)

10.33 -- Agreement dated December 2, 1986 relating to stock options granted to Malvin P. Sevin.(5)

10.34 -- Agreement dated December 2, 1986 relating to stock options granted to Irik P. Sevin.(5)

10.35 -- Agreements dated December 28, 1987 and March 6, 1989 relating to stock options granted to Irik P. Sevin and Malvin P. Sevin.(2)

10.36 -- Form of Note dated December 31, 1992, in the amount of $1,499,378, due December 31, 1993, from Irik P. Sevin to the Company.(1)

10.37 --  Subordinated   Note   Agreement   relating   to   $60   million
          Subordinated Notes due October 1, 1998 issued to John Hancock Mutual Life Insurance Company and other Investors.(2)

10.38 -- Note Agreement, dated as of January 15, 1991, relating to $12.5 million Subordinated Notes due January 15, 2001, between the Company and Connecticut General Life Insurance Company.(2)

10.39 -- Purchase Agreement, dated as of September 1, 1991, between the Company and United States Leasing International, relating to purchase of 159,722 shares of the 1991 Preferred Stock.(2)

10.40 -- Purchase Agreement, dated as of August 1, 1989, between the Company and John Hancock Mutual Life Insurance Company and The Northwestern Mutual Life Insurance Company, relating to the purchase of the 1989 Preferred Stock.(2)

10.41 -- Agreement dated as of November 1, 1992 relating to stock options granted to George Leibowitz.(1)

10.42 -- Letter Agreement dated March 15, 1993 relating to the Credit Agreement.(1)


10.43 -- Lease dated June 17, 1993 with respect to office facilities located at 2187 Atlantic Street in Stamford, Connecticut. (8)

10.44 -- Form of Note dated December 31, 1993, in the amount of $1,559,827, due December 31, 1994, from Irik P. Sevin to the Company.(8)

10.45 -- Agreement dated December 1993 relating to stock options granted to Malvin P. Sevin.(8)

10.46 -- Purchase Agreement, dated as of December 21, 1993, among Star Gas Holdings, Inc., First Reserve Secured Energy Assets Fund, L.P., American Gas & Oil Investors, AmGo II, AmGo III, FRC Star Gas, Inc., Star Gas and the Company.(9)

10.47 --  Option from Star Gas to  the Company, dated as of December  21,
          1993.(9)

10.48 -- Shareholder Put/Call Agreement, dated as of December 21, 1993, among the Company, the Other Investors and Prudential.(9)

10.49 -- Shareholders' Agreement, dated as of December 21, 1993, among the Company, the Other Investors and Prudential.(9)

10.50 -- Management Services Agreement, dated as of December 21, 1993, between the Company and Star Gas.(9)

10.51 -- First Amendment to the Company's 10 1/8% Subordinated Notes Indenture dated as of January 12, 1994.(8)

10.52 --  Form   of  First   Amendment  to   the   US  Leasing   Purchase
          Agreement.(8)

10.53 --  Form  of  Third  Amendment  to  the  Connecticut  General  Note
          Agreement.(8)

10.54 --  Form of Second Amendment to the Hancock Note Agreement.(8)

10.55 -- Form of First Amendment to the Hancock/Northwestern Purchase Agreement.(8)
10.56 -- Form of Fourth Amendment dated January 21, 1994 to the Second Amended and Restated Credit Agreement(8)

11.0 --   Computation of Per Share Earnings.(10)

21.0 --   Subsidiaries of Registrant.(10)

27.0 --   Financial Data Schedule.(10)


 (1)   Filed as Exhibits to Registration Statement on Form S-2, File  No.
       33-58034.

 (2) Filed as Exhibits to Registration Statement on Form S-1, File No. 33-48051, and incorporated herein by reference.

 (3) Filed as Exhibits to Registration Statement on Form S-1, File No. 2-99794, and incorporated herein by reference.

 (4) Filed as Exhibits to Registration Statement on Form S-1, File No. 2-88526, and incorporated herein by reference.

 (5) Filed as Exhibits to Registration Statement on Form S-1, File No. 33-9088, and incorporated herein by reference.

 (6) Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991, File No. 2-88526, and incorporated herein by reference.

 (7) Filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1988, File No. 2-88526, and incorporated herein by reference.

 (8) Filed as Exhibits to the Registration Statement on Form S-2, File No. 33-72354, and incorporated herein by reference.

 (9) Filed as Exhibits to the Company's Periodic Report on Form 8-K filed on January 4, 1994, File No. 2-88526 and incorporated herein by reference.

(10)   Filed herein.