Form 10-Q
period 1994-03-31
PETROLEUM HEAT & POWER CO INC
filed 1994-04-26
CIK 736768

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


        (Mark One)

        / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         ---
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1994
                  ---------------------------------------------

                                          OR

        /   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---
                    SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to
                                                 -----------    ----------


                            Commission file number 2-88526

                          PETROLEUM HEAT AND POWER CO., INC.
                          ----------------------------------
                (Exact name of registrant as specified in its charter)



        Minnesota                                    06-1183025
        ----------------------------------           --------------------
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               identification No.)

        2187 Atlantic Street, Stamford, Connecticut    06902
        -----------------------------------------------------------------
        (Address of principal executive office)      (Zip Code)

        Registrant's telephone number,
        including area code:                         (203) 325-5400

        Former name, former address and former fiscal year, if changed since last report.


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                                   Yes  X    No
                                       ---      --



        This Report contains a total of 13 pages.

                          Petroleum Heat and Power Co., Inc.

                                  Index to Form 10-Q




                                                                      Page
                                                                     ------

        Part 1 - Financial Information:

             Item 1 - Financial Statements
               Condensed Consolidated Balance Sheets -
                March 31, 1994 and December 31, 1993                    3

               Consolidated Statements of Operations for the
                Quarter Ended
                March 31, 1994 and March 31, 1993                       4


               Consolidated Statements of Cash Flows
                Quarter Ended
                March 31, 1994 and March 31, 1993                     5-6

               Notes to Condensed Consolidated Financial Statements     7

             Item 2 - Management's Discussion and Analysis of
                      Financial Conditions and Results
                      of Operations                                  8-11


        Part 2 - Other Information:

             Item 6 - Exhibits and Reports on Form 8-K                 12

             Signature                                                 13

                                                                -3-
                           Petroleum Heat and Power Co., Inc. and Subsidiaries
                                 Condensed Consolidated Balance Sheets
                                               (Unaudited)

                                                       Assets
                                                       ------
                                                                                                  March 31,        December 31,
                                                                                                   1994                1993
                                                                                               -------------       -----------
      Current assets:
       Cash                                                                                    $ 17,490,259      $  4,613,546
       U.S. Treasury Notes held in a Cash Collateral Account                                         -             20,000,000
       Accounts receivable (net of allowance of $1,785,538
        and $1,026,202)                                                                         103,598,807        74,818,503
       Inventories                                                                               12,555,933        13,992,928
       Prepaid expenses                                                                           5,575,472         5,230,865
       Notes receivable and other current assets                                                  1,614,647         1,715,329
                                                                                               ------------       -----------
                Total current assets                                                            140,835,118       120,371,171
                                                                                               ------------       -----------

     Property, plant and equipment                                                               62,910,326        62,643,562
       Less accumulated depreciation and amortization                                            32,273,957        31,103,032
                                                                                               ------------       -----------
                                                                                                 30,636,369        31,540,530
                                                                                               ------------       -----------
     Intangible assets (net of accumulated amortization
      of $223,562,010 and $217,190,143)
       Customer lists                                                                            69,902,330        73,177,198
       Deferred charges                                                                          17,916,577        13,717,281
       Deferred pension costs                                                                     1,332,616         1,332,616
                                                                                               ------------       -----------
                                                                                                 89,151,523        88,227,095
                                                                                               ------------       -----------

     Investment in Star Gas Corporation                                                          18,263,000        16,000,000
                                                                                               ------------       -----------
     Restricted cash                                                                              1,663,000              -
                                                                                               ------------       -----------
     Other assets                                                                                   435,000           450,000
                                                                                               ------------       -----------
                                                                                               $280,984,010      $256,588,796
                                                                                               ============      ============
                                         Liabilities and Stockholders' Equity (Deficiency)
                                         -------------------------------------------------
     Current liabilities:
      Working capital borrowings                                                               $     -           $ 28,000,000
      Current maturities of other long-term debt                                                     33,345            33,345
      Current maturities of cumulative redeemable exchangeable
       preferred stock                                                                            4,166,667         4,166,667
      Accounts payable                                                                           10,967,121        16,664,026
      Customer credit balances                                                                    6,376,131        22,324,023
      Unearned service contract revenue                                                          10,544,186        13,018,983
      Accrued expenses                                                                           22,799,028        19,469,875
                                                                                               ------------      ------------
                Total current liabilities                                                        54,886,478       103,676,919
                                                                                               ------------      ------------

     Long-term notes payable                                                                     42,631,832        50,000,000
                                                                                               ------------      ------------
     Other long-term debt                                                                         1,668,723            47,059
                                                                                               ------------      ------------
     Supplemental benefits payable                                                                1,647,182         1,652,314
                                                                                               ------------      ------------
     Pension plan obligation                                                                      7,072,906         7,079,494
                                                                                               ------------      ------------
     Subordinated notes payable                                                                 167,631,831       135,263,663
                                                                                               ------------      ------------
     Cumulative redeemable exchangeable preferred stock, par value
      $.10 per share; 409,722 shares authorized, 250,000 shares
      outstanding of which 41,667 are reflected as current                                       20,833,333        20,883,333
                                                                                               ------------      ------------
     Stockholders' equity (deficiency):
       Preferred stock - par value $.10 per share; 5,000,000 shares authorized, none outstanding
       Class A common stock - par value $.10 per share; 40,000,000
        shares authorized, 18,992,579 shares outstanding                                          1,899,258         1,899,258
       Class B common stock - par value $.10 per share; 6,500,000
        shares authorized, 216,901 shares outstanding                                                21,690            21,690
       Class C common stock - par value $.10 per share; 5,000,000
        shares authorized, 2,545,139 shares outstanding                                             254,514           254,514
       Additional paid-in capital                                                                54,416,259        54,416,259
       Deficit                                                                                  (66,165,961)     (112,741,672)
       Minimum pension liability adjustment                                                      (4,534,035)       (4,534,035)
                                                                                               ------------      ------------
                                                                                                (14,108,275)      (60,683,986)
       Note receivable from stockholder                                                          (1,280,000)       (1,280,000)
                                                                                               ------------      ------------
                Total stockholders' equity (deficiency)                                         (15,388,275)      (61,963,986)
                                                                                               ------------      ------------
                                                                                               $280,984,010      $256,588,796
                                                                                               ============      ============

     See accompanying notes to condensed consolidated financial statements.

                                                                  -4-
                                           Petroleum Heat and Power Co., Inc.
                                                      and Subsidiaries

                                         Consolidated Statements of Operations
                                                         (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         --------------------------------
                                                                                             1994                1993
                                                                                         ------------        ------------
        Net sales                                                                        $266,792,921        $251,271,152
        Cost of sales                                                                     163,262,806         161,676,022
                                                                                         ------------        ------------
                Gross profit                                                              103,530,115          89,595,130

        Selling, general and administrative expenses                                       24,926,522          23,877,814
        Direct delivery expense                                                            14,714,579          12,317,978
        Amortization of customer lists                                                      4,876,051           6,397,188
        Depreciation and amortization of plant and equipment                                1,365,190           1,439,563
        Amortization of deferred charges                                                    1,495,816           1,337,816
        Provision for supplemental benefits                                                    69,867              43,061
                                                                                         ------------        ------------
                Operating income                                                           56,082,090          44,181,710
        Other income (expense):
         Interest expense                                                                  (5,999,989)         (5,247,561)
         Interest income                                                                      314,855             376,230
         Gain (loss) on sales of fixed assets                                                  20,317             (41,644)
                                                                                         ------------        ------------
             Income before income taxes, equity interest
              and extraordinary item                                                       50,417,273          39,268,735

        Income taxes                                                                          601,000             331,000
                                                                                         ------------        ------------
             Income before equity interest and extraordinary item                          49,816,273          38,937,735

        Equity in earnings of Star Gas Corporation                                          2,263,000              -
                                                                                         ------------        ------------
             Income before extraordinary item                                              52,079,273          38,937,735
        Extraordinary item - loss on early extinguishment of debt                            (654,500)             -
                                                                                         ------------        ------------
                 Net Income                                                              $ 51,424,773        $ 38,937,735
                                                                                         ============        ============

        Net income applicable to common stock                                            $ 49,626,077        $ 37,112,459

        Income before extraordinary item per common share
          Class A Common Stock                                                                 $ 2.33              $ 1.72
          Class B Common Stock                                                                    .41                 .47
          Class C Common Stock                                                                   2.33                1.72

        Extraordinary loss per common share
          Class A Common Stock                                                                 $ (.03)             $  -
          Class B Common Stock                                                                    -                   -
          Class C Common Stock                                                                   (.03)                -

        Net income per common share
          Class A Common Stock                                                                 $ 2.30              $ 1.72
          Class B Common Stock                                                                    .41                 .47
          Class C Common Stock                                                                   2.30                1.72

        Cash dividends declared per common stock
          Class A Common Stock                                                                 $  .14              $  .11
          Class B Common Stock                                                                    .41                 .47
          Class C Common Stock                                                                    .14                 .11

        Weighted average number of common stock outstanding
          Class A Common Stock                                                             18,992,579          18,992,579
          Class B Common Stock                                                                216,901             216,901
          Class C Common Stock                                                              2,545,139           2,545,139

        See accompanying notes to condensed consolidated financial statements.

                                                                  -5-
                                           Petroleum Heat and Power Co., Inc.
                                                      and Subsidiaries

                                           Consolidated Statement of Cash Flows
                                                         (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                      -------------------------------------
                                                                                          1994                   1993
                                                                                      ------------           --------------
        Cash flows from operating activities:
         Net income                                                                   $ 51,424,773           $ 38,937,735
          Adjustments to reconcile net income to
           net cash provided by operating activities:
             Amortization of customer lists                                              4,876,051              6,397,188
          Equity in earnings of Star Gas Corporation                                    (2,263,000)                -
             Depreciation and amortization of
               plant and equipment                                                       1,365,190              1,439,563
          Amortization of deferred charges
               and debt discount                                                         1,495,816              1,344,782
          Provision for losses on accounts
               receivable                                                                  486,618                535,955
          Provision for supplemental benefits                                               69,867                 43,061
          Loss on early extinguishment of debt                                             654,500                  -
             Loss (gain) on sales of fixed assets                                          (20,317)                41,644
          Amortization of pension plan obligation                                           (6,588)                (6,643)
          Increase in accounts receivable                                              (29,266,922)           (28,385,548)
             Decrease in inventory                                                       1,436,995                626,126
          Increase in prepaid expenses, notes
              receivable and other current assets                                         (243,925)              (288,765)
             Decrease in other assets                                                       15,000                 15,000
          Increase (decrease) in accounts payable                                       (5,696,905)             1,502,724
             Decrease in customer credit balances                                      (15,947,892)           (12,847,576)
             Decrease in unearned service contract
              revenue                                                                   (2,474,797)            (2,513,444)
             Increase in accrued expenses                                                3,342,167              1,069,980
                                                                                      ------------           ------------
                        Net cash provided by
                         operating activities                                            9,246,631              7,911,782
                                                                                      ------------           ------------
        Cash flows from (used for) investing
         activities:
            Acquisition of customer lists                                                 (142,383)            (1,414,535)
         Capital expenditures                                                             (484,943)              (928,573)
         Increase in deferred charges                                                   (1,611,412)              (872,998)
         Proceeds from sales of fixed assets                                                44,231                 39,238
                                                                                      ------------           ------------
                        Net cash used for investing
                         activities                                                     (2,194,507)            (3,176,868)
                                                                                      ------------           ------------

                                                                  -6-
                                           Petroleum Heat and Power Co., Inc.
                                                      and Subsidiaries

                                           Consolidated Statement of Cash Flows
                                                              (Continued)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                 ------------------------------------------
                                                                                     1994                         1993
                                                                                 -------------               --------------
        Cash flows from (used for) financing
         activities:
          Net reductions in working capital
           borrowings                                                            $(28,000,000)               $(24,000,000)
          Proceeds from issuance of notes payable                                      -                       25,000,000
          Net proceeds from issuance of
           subordinated notes                                                      71,087,500                      -
          Repayment of notes payable                                              (50,654,500)
          Release of Cash Collateral Account                                       20,000,000                      -
          Restricted cash held as collateral for
           payment of a long-term note payable                                     (1,663,000)                     -
          Decrease in other debt and
           supplemental benefits                                                      (83,335)                    (83,336)
          Cash dividends paid                                                      (4,862,076)                 (4,386,838)
        Principal payments under capital
           lease obligation                                                            -                          (51,999)
                                                                                 ------------                ------------
                        Net cash from (used for)
                         financing activities                                       5,824,589                  (3,522,173)
                                                                                 ------------                ------------

        Net increase in cash                                                       12,876,713                   1,212,741
        Cash at beginning of year                                                   4,613,546                   3,859,557
                                                                                 ------------                ------------

        Cash at the end of period                                                $ 17,490,259                $  5,072,298
                                                                                 ============                ============

        Supplemental disclosure of cash flow
         information:
           Cash paid during the period for:
              Interest                                                           $  2,693,946                $  3,006,986
              Income taxes                                                             67,894                      71,600
           Non-cash investing activity:
              Acquisition of customer lists and
               deferred charges                                                    (1,630,000)                     -
           Non-cash financing activity:
              Issuance of note payable                                              1,630,000                      -

        See accompanying notes to condensed consolidated financial statements.

                          Petroleum Heat and Power Co., Inc.
                                   and Subsidiaries

                 Notes to Condensed Consolidated Financial Statements
                                     (Unaudited)

     1-  Basis of Presentation
         ---------------------

              The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

              The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the full year.

     2-  Per Share Data
         --------------

              Earnings per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A
         Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income for preferred dividends declared and preferred stock accretion aggregating $1,799,000 and $1,825,000 for the three months ended March 31, 1994 and 1993, respectively. Fully diluted earnings per common shares are not presented because the effect is not material.

     3-  Acquisitions
         ------------

              During the three month period ending March 31, 1994, the company acquired the customer lists and equipment of two unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $1.9 million.

              Sales and net income of the acquired companies is included  in the
         consolidated   statement  of  income   from  the  respective  dates  of
         acquisition.

              Had these acquisitions occurred at the beginning of the period, the pro forma estimated unaudited results of operations for the three months ended March 31, 1994 would have been as follows:

                                        (Thousands, Except Per Share)
                                        -----------------------------

              Net Sales                         $268,122
              Net Income                        $ 51,629

              Earnings Per Common Share:
                Class A Common Stock               $2.31
                Class B Common Stock               $ .41
                Class C Common Stock               $2.31

                          Petroleum Heat and Power Co., Inc.
                                   and Subsidiaries

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                              AND RESULTS OF OPERATIONS
                              -------------------------


        Three Months Ended March 31 1994
        Compared to Three Months Ended March 31, 1993
        ---------------------------------------------


             During the first quarter of 1994, the Company achieved record levels of home heating oil volume, EBITDA and net income. The Company sold 241.0 million gallons of home heating oil and propane, 8.6% more than in the first quarter of 1993, EBITDA* increased 19.6% to $63.9 million, a $10.5 million improvement, and net income increased to $51.4 million, a 32.1% increase compared to the first quarter of 1993. Net income included for the first time, the Company's $2.3 million share in the net earnings of Star Gas. However, as the Company's investment in Star is accounted for under the equity method of accounting, Star's volume, sales and operating income are not reflected in the Company's financial statements.

             Net sales increased 6.2% to $266.8 million in the first quarter of 1994 from $251.3 million during the first quarter of 1993. This $15.5 million increase was attributable to volume growth associated with colder weather ($23.8 million or 9.5%) and acquisitions ($10.4 million or 4.1%), offset by attrition in the Company's customer base and slightly lower selling prices, reflecting a lower wholesale cost of product.

             Home heating oil volume, including propane delivered by the Company's branches, increased 8.6% to 241.0 million gallons during the first quarter of 1994 due to colder temperatures of approximately 10.5% and the impact of the nine acquisitions completed in 1993 whose entire first quarter volume is first reflected in 1994 and to a lesser extent, two 1994 acquisitions. The positive impact of the colder temperatures and the acquisition volume growth was partially offset by attrition in the Company's customer base, including lower volumes associated with the bid and non-automatic delivery segments of the Company's business.

             Gross profit increased  15.6% or $13.9 million from $89.6 million
        (40.4 cents per gallon) for the first quarter of 1993 to $103.5 million (43.0 cents per gallon) for the first quarter of 1994. While home heating oil margins increased 3.1 cents per gallon, this increase was partially offset by the higher cost of providing heating equipment repair and maintenance services to customers in response to the severe Northeast winter experienced during the first quarter of 1994.


        *EBITDA is defined as operating income before depreciation and amortization and non-cash expenses associated with key employees' deferred compensation plans.

             Direct delivery expense increased $2.4 million, from $12.3 million, (5.6 cents per gallon) for 1993, to $14.7 million (6.1 cents per gallon) for the first quarter of 1994, an increase of 10.0% per gallon. While temperatures were colder than normal and led to an increase in volume and gross profits, the per gallon increase in direct delivery expense was greater than expected due to the additional costs associated with temporary delivery inefficiencies created by the severe winter weather conditions, which produced numerous winter snow and ice storms in the Company's delivery area.

             Selling, general and administrative expenses increased $1.0 million, (4.4%) from $23.9 million in 1993 to $24.9 million in 1994. This increase was primarily due to higher vehicle maintenance and repair costs arising from the severity of the winter weather conditions. On a per gallon basis, these expenses declined from 10.8 cents to 10.3 cents due to economies of scale associated with the acquisitions and the volume increase.

             Depreciation of fixed assets and amortization of customer lists and deferred charges decreased $1.4 million, (15.7%) to $7.7 million. These non-cash expenses declined as certain customer lists and deferred charges became fully amortized.

             Operating income increased $11.9 million, (26.9%) to $56.1 million for the first quarter of 1994 from $44.2 million in the first quarter of 1993. This significant improvement was due to the increase in volume and an expansion in home heating oil margins that led to an increase in home heating oil gross profits which were partially offset by weather related increases in service, delivery and operating expenses.

             Net interest expense increased $0.8 million, (16.7%) to $5.7 million. A reduction in the average long-term borrowing rate was offset by a $52.1 million increase in long-term borrowings from $148.9 million, at an average interest rate of 12.1%, to $201.1 million, at an average interest rate of 10.9%. This increase in long-term borrowings was due to the conversion in March 1993 of $12.8 million of Redeemable Preferred Stock into Subordinated Notes due in 2000, the issuance in April 1993 of $50.0 million of 10 1/8% public notes due in 2003 and the issuance in February 1994 of $75 million of 9 3/8% public debentures due 2006. The proceeds of these public issues were used to repay $75.0 million in debt maturing in 1993, 1994 and 1995 and to finance the Company's ongoing acquisition program. While short-term interest rates were approximately the same in both periods, average short-term borrowings were reduced from $34.7 million for the first quarter of 1993 to $14.7 million for the first quarter of 1994 as part of the proceeds of the $75 million Subordinated Debentures, pending use of these funds for the acquisition program, were used to repay working capital borrowings.

             Income before income taxes, extraordinary item and equity in earnings of Star Gas Corporation increased to $50.4 million, $11.1 million (28.4%) greater than in 1993 due to the increase in operating income of $11.9 million offset by the $0.8 million increase in interest expense.

             Income taxes were approximately $0.6 million for the first quarter of 1994 compared to $0.3 million for the first quarter of 1993 representing certain state income taxes. The Company has not provided for any Federal income taxes for the three months ended March 31, 1994 due to the availability and expected utilization of Federal income tax net operating loss carryforwards.

             In February 1994, the Company refinanced $50.0 million of long-term Notes maturing in June 1994 with a portion of the $75.0 million 9 3/8% Subordinated Debenture issue. The Company paid a cash premium in connection with this refinancing and has recorded an extraordinary charge against earnings of $0.7 million as a result of the early repayment of the long-term Notes.

             Equity income represents the Company's share of Star's net income for the three months ended March 31, 1994. In late December 1993, the Company invested $16.0 million in Star, the nation's tenth largest retail distributor of propane gas and acquired an approximate 30% equity interest. With this investment the Company assumed operating management of Star's business and obtained the option, exercisable beginning late in 1994, to acquire the remaining Star equity. To concentrate on its core businesses, Star sold its Texas operations in December 1993 and has a contract to sell a non propane related business. The results for Star, exclusive of these operations for the three months ended March 31, 1994, have exceeded expectations with retail propane volume of 39.3 million gallons, EBITDA of $12.8 million, and net income of $7.8 million. Based on the Petro's equity percentage, $2.3 million was recorded as equity in earnings of Star.

             Net income for the first quarter of 1994 increased by $12.5 million, 32.1%, due to the $11.9 million increase in operating income, $2.3 million of equity income from Star Gas, offset by the extraordinary loss and an increase in interest expense.

             EBITDA increased 19.7% to $63.9 million in 1994 from $53.4 million for 1993. This significant improvement was due to an increase in home heating oil gross profits partially offset by weather related increases in operating expenses.

        Liquidity and Financial Condition
        ---------------------------------

             In February 1994, the Company completed a public offering of $75.0 million of 9 3/8% Subordinated Debentures due in 2006. A portion of the net proceeds from the sale of the debentures was used to repurchase $50.0 million of the Company's 9% Notes due June 1, 1994, at a purchase price equal to 101.33% of the principal amount. As a result of the repayment of the Notes, the $20.0 million cash collateral account securing these notes was released to the Company. This Offering has provided the Company with excess working capital of approximately $40.4 million, which has yet to be applied for long term purposes.

             Net cash provided by operating activities, $9.2 million, along with the $40.4 million of net proceeds from the issuance and refinancing of debt in February 1994 as mentioned above, less repayments of $28.0 million of working capital borrowing, amounted to $21.6 million for the three months ended March 31, 1994. These funds were utilized in

                                         -11


        investing activities for acquisitions and the purchase of fixed assets ($2.2 million) and in financing activities to pay dividends of $4.9 million, to deposit $1.7 million as security for the repayment of a note payable and to make principal payments on other long-term obligations of $0.1 million. As a result of the above activity, the Company's cash balance increased by $12.9 million.

             A consortium of banks has historically provided the Company with credit facilities, currently consisting of a $75 million credit line pursuant to an amended and restated credit agreement. As of March 31, 1994, there were no borrowings outstanding under the credit agreement, primarily due to the application of the proceeds from the February 1994 offering and due to the cash provided from operations in the first quarter of 1994. At March 31, 1994 the Company had $85.9 million of net working capital.

             For the remainder of 1994, the Company's financing obligations include the redemption of $4.2 million of Redeemable Preferred Stock, Redeemable Preferred Stock Dividends of approximately $1.8 million, principal payments on other long-term obligations of $0.2 million and paying Common Stock dividends, anticipated to be approximately $9.2 million. Based on the Company's current cash position, bank credit availability and expected net cash to be provided by operations during 1994, the Company expects to be able to meet all of the above-mentioned obligations in 1994, as well as meet all of its other current obligations as they become due.



        Supplemental Financial Information
        ----------------------------------

             During the first quarter of 1994, the Company generated $56.1 million in NIDA* compared to $47.1 million for the first quarter of 1993. This $9.0 million increase (19.0%) was primarily due to the 8.6% volume increase and expansion in home heating oil gross profit margins offset by weather related operating expenses and additional interest expense.



        *NIDA is defined as the sum of consolidated net income (loss), plus depreciation and amortization of plant and equipment and amortization of customer lists and deferred charges, plus non-cash expenses associated with key employees' deferred compensation plans, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

                              PART II OTHER INFORMATION
                              -------------------------



        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------




        (a)  Reports on Form 8-K
             -------------------


             Registrant filed a report on Form 8-K on January 4, 1994, to report under Item 2, "Acquisition or Disposition of Assets", the investment made by the Company in Star Gas Corporation.

                                      SIGNATURE
                                      ---------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





        Signature          Title                             Date
        ---------          -----                             ----


        Irik P. Sevin      President, Chairman of the        April 26, 1994
        ----------------
        Irik P. Sevin      Board, Chief Executive Officer,
                           and Chief Financial and Accounting
                           Officer and Director