Form 10-Q
period 1994-06-30
PETROLEUM HEAT & POWER CO INC
filed 1994-08-10
CIK 736768

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


        (Mark One)

        / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         ---
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994
                  --------------------------------------------

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



        This Report contains a total of 16 pages.

                          Petroleum Heat and Power Co., Inc.

                                  Index to Form 10-Q



                                                                      Page
                                                                     ------

        Part 1 - Financial Information:

             Item 1 - Financial Statements
               Condensed Consolidated Balance Sheets -
                June 30, 1994 and December 31, 1993                     3

               Consolidated Statements of Operations for the
                Second Quarters Ended
                June 30, 1994 and June 30, 1993
                and the Six Months Ended
                June 30, 1994 and June 30, 1993                         4

               Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1994 and
                June 30, 1993                                         5-6

               Notes to Condensed Consolidated Financial Statements   7-8

             Item 2 - Management's Discussion and Analysis of
                      Financial Conditions and Results
                      of Operations                                   9-14


        Part 2 - Other Information:

             Item 6 - Exhibits and Reports on Form 8-K                  15

             Signature                                                  16

                                                                -3-

                                        Petroleum Heat and Power Co., Inc. and Subsidiaries
                                               Condensed Consolidated Balance Sheets
                                                            (Unaudited)

                                                               Assets
                                                               ------
                                                                                                June 30,          December 31,
                                                                                                  1994                1993
                                                                                              ------------        ------------
      Current assets:
       Cash                                                                                   $ 29,124,164        $  4,613,546
       U.S. Treasury Notes held in a Cash Collateral Account                                        -               20,000,000
       Accounts receivable (net of allowance of $1,917,316
        and $1,026,202)                                                                         56,146,485          74,818,503
       Inventories                                                                              11,863,454          13,992,928
       Prepaid expenses                                                                          5,058,384           5,230,865
       Notes receivable and other current assets                                                 1,473,608           1,715,329
                                                                                              ------------        ------------
                Total current assets                                                           103,666,095         120,371,171
                                                                                              ------------        ------------

     Property, plant and equipment                                                              66,513,153          62,643,562
       Less:  accumulated depreciation and amortization                                         32,833,625          31,103,032
                                                                                              ------------        ------------
                                                                                                33,679,528          31,540,530
                                                                                              ------------        ------------
     Intangible assets (net of accumulated amortization
      of $229,927,532 and $217,190,143)
       Customer lists                                                                           73,838,487          73,177,198
       Deferred charges                                                                         20,132,454          13,717,281
       Deferred pension costs                                                                    1,332,616           1,332,616
                                                                                              ------------        ------------
                                                                                                95,303,557          88,227,095
                                                                                              ------------        ------------
     Investment in Star Gas Corporation                                                         16,668,000          16,000,000
                                                                                              ------------        ------------
     Restricted cash                                                                             1,663,000              -
                                                                                              ------------        ------------
     Other assets                                                                                  430,000             450,000
                                                                                              ------------        ------------
                                                                                              $251,410,180        $256,588,796
                                                                                              ============        ============
                                                Liabilities and Stockholders' Equity
                                                ------------------------------------
     Current liabilities:
      Working capital borrowings                                                              $     -             $ 28,000,000
      Current maturities of long-term debt                                                          33,345              33,345
      Current maturities of cumulative redeemable exchangeable
       preferred stock                                                                           4,166,667           4,166,667
      Accounts payable                                                                           5,847,600          16,664,026
      Customer credit balances                                                                   9,342,347          22,324,023
      Unearned service contract revenue                                                         11,957,093          13,018,983
      Accrued expenses                                                                          20,797,200          19,469,875
                                                                                              ------------        ------------
                Total current liabilities                                                       52,144,252         103,676,919
                                                                                              ------------        ------------
     Long-term notes payable                                                                    42,631,832          50,000,000
                                                                                              ------------        ------------
     Other long-term debt                                                                        1,660,386              47,059
                                                                                              ------------        ------------
     Supplemental benefits payable                                                               1,642,050           1,652,314
                                                                                              ------------        ------------
     Pension plan obligation acquired                                                            7,066,318           7,079,494
                                                                                              ------------        ------------
     Subordinated notes payable                                                                167,631,831         135,263,663
                                                                                              ------------        ------------
     Cumulative redeemable exchangeable preferred stock, par value
      $.10 per share; 409,722 shares authorized, 250,000 shares
      outstanding of which 41,667 are reflected as current                                      20,833,333          20,833,333
                                                                                              ------------        ------------
     Stockholders' equity (deficiency):
       Preferred stock - par value $.10 per share; 5,000,000 shares authorized, none outstanding
       Class A common stock - par value $.10 per share; 40,000,000
        shares authorized, 18,992,579 shares outstanding                                         1,899,258           1,899,258
       Class B common stock - par value $.10 per share; 6,500,000
        shares authorized, 216,901 shares outstanding                                               21,690              21,690
       Class C common stock - par value $.10 per share; 5,000,000
        shares authorized, 2,545,139 shares outstanding                                            254,514             254,514
       Additional paid-in capital                                                               54,416,259          54,416,259
       Deficit                                                                                 (92,977,508)       (112,741,672)
       Minimum pension liability adjustment                                                     (4,534,035)         (4,534,035)
                                                                                              ------------        ------------
                                                                                               (40,919,822)        (60,683,986)
       Note receivable from stockholder                                                         (1,280,000)         (1,280,000)
                                                                                              ------------        ------------
                Total stockholders' equity (deficiency)                                        (42,199,822)        (61,963,986)
                                                                                              ------------        ------------
                                                                                              $251,410,180        $256,588,796
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

                                                                -4-

                                                 Petroleum Heat and Power Co., Inc.
                                                          and Subsidiaries

                                               Consolidated Statements of Operations
                                                            (Unaudited)

                                                       Three Months Ended June 30,             Six Months Ended June 30,
                                                       ---------------------------            --------------------------
                                                           1994               1993                1994               1993
                                                       ------------       -------------       ------------       ------------
     Net sales                                         $ 69,267,229       $ 71,978,298        $336,060,150       $323,249,450
     Cost of sales                                       51,650,838         56,160,963         214,913,644        217,836,985
                                                       ------------       ------------        ------------       ------------

             Gross profit                                17,616,391         15,817,335         121,146,506        105,412,465
                                                       ------------       ------------        ------------       ------------

     Selling, general and
      administrative expenses                            21,711,612         22,343,354          46,638,134         46,221,168
     Direct delivery expense                              5,094,524          4,969,452          19,809,103         17,287,430
     Amortization of customer lists                       4,808,732          6,365,890           9,684,783         12,763,078
     Depreciation and amortization
      of plant and equipment                              1,402,794          1,487,197           2,767,984          2,926,760
     Amortization of deferred charges                     1,556,790          1,423,615           3,052,606          2,761,431
     Provision for supplemental benefits                     69,867             79,597             139,734            122,658
                                                       ------------       ------------        ------------       ------------

         Operating income (loss)                        (17,027,928)       (20,851,770)         39,054,162         23,329,940

     Other income (expense):
      Interest expense                                   (5,864,305)        (5,718,487)        (11,864,294)       (10,966,048)
      Interest income                                       623,176            576,140             938,031            952,370
      Gain (loss) on sales of fixed assets                   51,878             22,110              72,195            (19,534)
                                                       ------------       ------------        ------------       ------------
         Income (loss) before income
          taxes, equity interest
          and extraordinary item                        (22,217,179)       (25,972,007)         28,200,094         13,296,728
     Income taxes (benefit)                                 (51,000)           (30,000)            550,000            301,000
                                                       ------------       ------------        ------------       ------------
         Income (loss) before equity
          interest and extraordinary item               (22,166,179)       (25,942,007)         27,650,094         12,995,728
     Equity in earnings (losses) of Star
      Gas Corporation                                    (1,595,000)            -                  668,000             -
                                                       ------------       ------------        ------------       ------------
        Income (loss) before
         extraordinary item                             (23,761,179)       (25,942,007)         28,318,094         12,995,728
                                                       ------------       ------------        ------------       ------------
     Extraordinary item - loss on early
      extinguishment of debt                                 -                (867,110)           (654,500)          (867,110)
                                                       ------------       ------------        ------------       ------------

             Net income (loss)                         $(23,761,179)      $(26,809,117)       $ 27,663,594       $ 12,128,618
                                                       ============       ============        ============       ============
     Net income (loss) applicable to
      common stock                                     $(23,761,179)      $(26,809,117)       $ 25,864,898       $ 10,303,372

     Income (loss) before extraordinary
      item per common share
       Class A Common Stock                                  $(1.11)            $(1.21)              $1.22              $ .51
       Class B Common Stock                                     .41                .47                 .82                .94
       Class C Common Stock                                   (1.11)             (1.21)               1.22                .51
     Extraordinary loss per common share
       Class A Common Stock                                      -              $ (.04)              $(.03)             $(.04)
       Class B Common Stock                                      -                  -                   -                  -
       Class C Common Stock                                      -                (.04)               (.03)         (.04)
     Net income (loss) per common share
       Class A Common Stock                                  $(1.11)            $(1.25)              $1.19              $ .47
       Class B Common Stock                                     .41                .47                 .82                .94
       Class C Common Stock                                   (1.11)             (1.25)               1.19                .47
     Cash dividends declared per
      common stock
       Class A Common Stock                                   $ .14             $  .14               $ .28              $ .25
       Class B Common Stock                                     .41                .47                 .82                .94
       Class C Common Stock                                     .14                .14                 .28                .25
     Weighted average number of
      common stock outstanding
       Class A Common Stock                              18,992,579         18,992,579          18,992,579         18,992,579
       Class B Common Stock                                 216,901            216,901             216,901            216,901
       Class C Common Stock                               2,545,139          2,545,139           2,545,139          2,545,139

     See accompanying notes to condensed consolidated financial statements.

                                                                  -5-

                                                  Petroleum Heat and Power Co., Inc.
                                                           and Subsidiaries

                                                 Consolidated Statement of Cash Flows
                                                              (Unaudited)




                                                                                     Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                        1994                     1993
                                                                                    ------------             ------------
        Cash flows from operating activities:
         Net income                                                                 $ 27,663,594             $ 12,128,618
           Adjustments to reconcile net income to
            net cash provided by operating
            activities:
              Amortization of customer lists                                           9,684,783               12,763,078
              Depreciation and amortization of
               plant and equipment                                                     2,767,984                2,926,760
              Amortization of deferred charges
               and debt discount                                                       3,052,606                2,773,041
              Equity in earnings of Star Gas
               Corporation                                                              (668,000)                  -
              Provision for losses on accounts
               receivable                                                                976,245                1,082,946
              Provision for supplemental benefit                                         139,734                  122,658
              Loss on bond redemption                                                    654,500                  867,110
              (Gain) loss on sales of fixed assets                                       (72,195)                  19,534
              Amortization of acquired pension
               plan obligation                                                           (13,176)                 (13,231)
              Decrease in accounts receivable                                         17,695,773               22,250,726
              Decrease in inventory                                                    2,129,474                3,258,009
              Decrease in prepaid expenses,
               notes receivable and other current
               assets                                                                    414,202                  179,505
              Decrease in other assets                                                    20,000                   10,000
              Decrease in accounts payable                                           (10,816,426)              (8,440,134)
              Decrease in customer credit balances                                   (12,981,676)              (9,680,606)
              Decrease in unearned service
               contract revenue                                                       (1,061,890)              (1,378,963)
              Increase (decrease) in accrued expenses                                  1,340,339               (2,985,591)
                                                                                    ------------             ------------

                        Net cash provided by
                         operating activities                                         40,925,871               35,883,460
                                                                                    ------------             ------------

        Cash flows from (used for) investing
         activities:
             Acquisition of customer lists                                            (8,846,072)              (7,782,976)
             Capital expenditures                                                     (5,031,330)              (2,829,070)
             Increase in deferred charges                                             (5,425,279)              (2,346,516)
             Proceeds from sales of fixed assets                                         196,543                   89,583
                                                                                    ------------             ------------

                        Net cash used for investing
                         activities                                                  (19,106,138)             (12,868,979)
                                                                                    ------------             ------------

                                                                  -6-

                                                  Petroleum Heat and Power Co., Inc.
                                                           and Subsidiaries

                                                 Consolidated Statement of Cash Flows
                                                              (Unaudited)





                                                                                 Six Months Ended June 30,
                                                                               -----------------------------
                                                                                   1994                      1993
                                                                               ------------              ------------
        Cash flows from (used for) financing
         activities:
          Net reductions under a financing
           arrangement                                                         $ (28,000,000)            $ (32,000,000)
          Net proceeds from issuance of
           subordinated notes                                                     71,087,500                48,067,642
          Repayment of notes payable                                             (50,654,500)                   -
          Repurchase of subordinated notes                                            -                    (25,368,574)
          Decrease (increase) in U.S.
           Treasury Notes                                                         20,000,000                (5,000,000)
          Restricted cash held as collateral for
           payment of a long-term note payable                                    (1,663,000)                   -
          Decrease in other debt and
           supplemental benefits                                                   (166,671)                  (166,672)
          Principal payments under capital
           lease obligation                                                          -                        (103,595)
          Cash dividends paid                                                    (7,912,444)                (6,911,774)
                                                                               ------------              -------------
                        Net cash provided by (used for)
                         financing activities                                     2,690,885                (21,482,973)
                                                                               ------------              -------------

        Net increase in cash                                                     24,510,618                  1,531,508
        Cash at beginning of year                                                 4,613,546                  3,859,557
                                                                               ------------              -------------

        Cash at the end of period                                              $ 29,124,164              $   5,391,065
                                                                               ============              =============

        Supplemental disclosure of cash flow
         information:
           Cash paid during the period for:
              Interest                                                         $ 10,129,688              $  10,581,257
              Income taxes                                                          163,319                    224,223

           Non-cash investing activity:
              Acquisition of customer lists and
               deferred charges                                                  (1,630,000)                    -
           Non-cash financing activity:
              Issuance of note payable                                            1,630,000                     -




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

              The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the full year.

     2-  Per Share Data
         --------------

              Earnings per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income (loss) for preferred dividends declared and preferred stock accretion of $1,799,000 and $1,825,000 for the six months ended June 30, 1994 and 1993, respectively. Fully diluted earnings per common shares are not presented because the effect is not material.

     3-  Acquisitions
         ------------

              During the six month period ending June 30, 1994, the Company acquired the customer lists and equipment of three unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $17.3 million.

              Sales and net income of the acquired companies is included in the consolidated statement of income from the respective dates of acquisition.

              Had these acquisitions occurred at the beginning of the period, the pro forma unaudited results of operations for the six months ended June 30, 1994, would have been as follows:


                                        (Thousands, Except Per Share)
                                        -----------------------------

              Net Sales                         $348,822
              Net Income                        $ 28,526

              Earnings Per Share:
                Class A Common Stock               $1.23
                Class B Common Stock               $ .82
                Class C Common Stock               $1.23

         During July 1994, the Company acquired the customer list and equipment of two unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $7.4 million.

     4-  Termination of Special Dividends on Class B Common Stock
         --------------------------------------------------------

              During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994, "the expiration date". The Company's restated and amended articles of incorporation provides that when the Company terminates the Special Dividends, the holders of Class B Common Stock have the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends through the expiration date ($0.2763 per share).

              After the expiration date, the Class B Common Stock will not be paid any dividends until the aggregate amount of dividends paid on all other classes of stock exceeds the Common Stock Allocation (defined as the Company's cash flow for each fiscal year after December 31, 1985, on a cumulative basis, minus all Special Dividends paid or accrued). At December 31, 1993 the Common Stock Allocation amounted to $100.2 million. After the Common Stock Allocation has been satisfied each share of Class B Common Stock will participate equally with each share of Class A Common Stock and Class C Common Stock with respect to all dividends.

              The maximum amount of funds needed by the Company to purchase all of the outstanding shares of Class B Common Stock (including the payment of all accrued and unpaid Special Dividends) and to pay related fees and expenses will be approximately $3,911,000.

     5 - Changes in Credit Agreement
         ---------------------------

              On August 1, 1994, the Company amended its credit agreement to include a $50 million two-year revolving credit acquisition facility, convertible into a three-year self amortizing term loan. Assuming the refinancing of certain of the Company's debt due in 1998, repayments and/or sinking fund deposits equal to 1/3 of the outstanding balance of the facility on June 30, 1996 would be payable annually with the final payment due May 30, 1999. If the refinancing has not occurred on or prior to June 30, 1998, the final payment due on May 30, 1999 would be accelerated to June 30, 1998. The Company has agreed to pledge its accounts receivable and inventory as security under the revised and amended credit agreement.

                          Petroleum Heat and Power Co., Inc.
                                   and Subsidiaries

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                              AND RESULTS OF OPERATIONS
                              -------------------------


        Six Months Ended June 30, 1994
        Compared to Six Months Ended June 30, 1993
        ------------------------------------------

            For the six months ended June 30, 1994, the Company's strong first quarter results coupled with improvements in the second quarter over the prior year's comparable period led to record levels of home heating oil volume, EBITDA* and net income. The Company sold 293.1 million gallons of home heating oil and propane, 7.2% more than the six months ended June 30, 1993, EBITDA increased 30.5% to $54.7 million, and net income increased to $27.7 million, more than doubling that for the six months ended June 30, 1993. Included in net income for the six months ended June 30, 1994 was the Company's $0.7 million share in the net earnings of Star Gas. However, as the Company's investment in Star is accounted for under the equity method of accounting, Star's volume, sales and operating income are not reflected in the Company's financial statements.

            Net sales increased 4.0% to $336.1 million for the first six months of 1994 from $323.2 million during the first six months of 1993. This $12.8 million increase was attributable to volume growth associated with colder weather, $25.3 million, and to acquisitions, $12.5 million, offset by attrition in the Company's customer base and lower selling prices, reflecting a lower wholesale cost of product.

            Home heating oil volume, including propane delivered by the Company's branches, increased 7.2% to 293.1 million gallons during the first six months of 1994. This increase of 19.6 million gallons was due to colder temperatures for the first half of 1994 of approximately 9.1%, experienced primarily during the first quarter of 1994, and the impact of the nine acquisitions completed in 1993 whose entire six month volume is first reflected in 1994. The acquisition volume growth was not significantly impacted by the three 1994 acquisitions, the largest of which was completed on June 30, 1994. The acquisition related volume growth and the impact of the colder temperatures, was partially offset by attrition in the Company's customer base, including lower volumes associated with the non-automatic delivery and bid segments of the Company's business.

            Gross profit increased 14.9% or $15.7 million to $121.1 million (41.3 cents per gallon) for the first half of 1994 from $105.4 million (38.5 cents per gallon) for the six months ended June 30, 1993. This $15.7 million increase in gross profit was attributable to the volume increase and improved home heating oil margins which was partially offset by the higher cost of providing heating equipment repair and maintenance services to customers in response to the severe Northeast winter weather experienced during the first quarter of 1994.



        *EBITDA is defined as operating income before depreciation and amortization and non-cash expenses associated with key employees' Deferred Compensation Plan.

            Direct delivery expense increased $2.5 million from $17.3 million, (6.3 cents per gallon), to $19.8 million (6.8 cents per gallon) for the first half of 1994, an increase of 6.9% per gallon. This per gallon increase was greater than expected due primarily to the additional costs associated with temporary delivery inefficiencies experienced during the first quarter of 1994 created by the severe winter weather conditions which produced numerous winter snow and ice storms in the Company's delivery area.

            Selling, general and administrative expenses increased $0.4 million, (0.9%) from $46.2 million for the first six months of 1993 to $46.6 million for the first half of 1994. This increase was primarily attributable to higher vehicle maintenance and repair costs arising from the severity of the winter weather conditions. On a per gallon basis, these expenses declined from 16.9 cents to 15.9 cents due to the economies of scale associated with the acquisitions, the weather related volume increase and a reduction in marketing expenses.

            Depreciation of fixed assets and amortization of customer lists and deferred charges decreased $2.9 million, (16.0%) to $15.5 million for the first half of 1994. These non-cash expenses declined as certain customer lists and deferred charges have become fully amortized.

            Operating income increased $15.7 million, (67.4%) to $39.1 million for the first six months of 1994 from $23.3 million for the first half of 1993. This significant improvement was due to improved home heating oil margins and the volume growth which was somewhat offset by weather related increases in service, delivery and operating expenses experienced during the first quarter of 1994. Also, contributing to the increase in operating income was the reduction in depreciation and amortization expense.

            Net interest expense increased $0.9 million, (9.1%) to $10.9 million. A reduction in the average long-term borrowing rate was offset by a $34.3 million increase in long-term borrowings from $172.4 million, at an average interest rate of 11.6%, to $206.7 million, at an average interest rate of 10.9%. This increase in long-term borrowings was due to the conversion in March 1993 of $12.8 million of Redeemable Preferred Stock into Subordinated Notes due in 2000, the issuance in April 1993 of $50.0 million of 10 1/8% public notes due in 2003 and the issuance in February 1994 of $75.0 million of 9 3/8% public debentures due 2006. The proceeds of these public issues were used to repay $75.0 million in debt maturing in 1993, 1994 and 1995 and to finance the Company's ongoing acquisition program. While short-term interest rates were approximately the same in both periods, average short-term borrowings were reduced from $17.8 million for the first six months of 1993 to $7.3 million for the first six months of 1994 as part of the proceeds of the $75.0 million Subordinated Debentures, pending use of these funds for the acquisition program, were used to repay working capital borrowings.

            Income before income taxes, extraordinary item and equity in earnings of Star Gas Corporation increased to $28.2 million for the first half of 1994, $14.9 million greater (112.1%) than in 1993 due to the increase in operating income offset by the $0.9 million increase in net interest expense.

            Income taxes were approximately $0.6 million for the six months ended June 30, 1994 compared to $0.3 million for the first half of 1993 representing certain state income taxes. The Company has not provided for any Federal income taxes for the six months ended June 30, 1994 due to the availability and expected utilization of Federal income tax net operating loss carryforwards.

            Equity income represents the Company's share of Star Gas Corporation's net income for the six months ended June 30, 1994. In December 1993, the Company invested $16.0 million in Star, the nation's tenth largest retail distributor of propane gas and acquired an approximate 30% equity interest. With this investment the Company assumed operating management of Star's business and obtained the option, exercisable beginning late in 1994, to acquire the remaining Star equity. To concentrate on its core businesses, Star sold its Texas propane operations in December 1993 and sold a non-propane related business on August 1, 1994. The results for Star, exclusive of these operations for the six months ended June 30, 1994, have exceeded expectations with retail propane volume of 52.3 million gallons, EBITDA of $12.3 million, depreciation and amortization of $5.9 million and net income of $2.3 million. Based on Petro's equity percentage, $0.7 million was recorded as equity in earnings of Star.

            The extraordinary item of $0.7 million for the six months ended June 30, 1994 includes the cash premium paid in connection with refinancing in February 1994 of $50.0 million in long-term notes maturing in June 1994 with the proceeds of the $75 million 9 3/8% Subordinated Debenture issue. In a similar transaction for the six months ended June 30, 1993, the Company recorded an extraordinary charge of $0.9 million representing a cash premium of $0.4 million and the write off of $0.5 million in debt discount and related deferred charges when $25.0 million of subordinated debt maturing in 1993 and 1995 was refinanced.

            Net income for the first half of 1994 increased by $15.5 million, 128.1%, due to the $15.7 million increase in operating income, $0.7 million of equity income from Star Gas, offset by the $0.9 million increase in net interest expense.

            EBITDA increased 30.5% to $54.7 million in 1994 from $41.9 million for 1993. This significant improvement was due to an increase in home heating oil gross profit partially offset by weather related increases in service and operating expenses.

        Three Months Ended June 30, 1994
        Compared to Three Months Ended June 30, 1993
        --------------------------------------------


            During the second quarter of 1994, the Company's results continued to improve compared to the prior year. While the Company sold approximately the same volume in both periods, 52 million gallons, the EBITDA loss for this non-heating period was reduced by 20.1% to $9.2 million, a $2.3 million improvement, and the net loss was reduced by $3.0 million (11.4%) compared to the second quarter of 1993 to $23.8 million.

            Net sales declined 3.8% from $72.0 million in the second quarter of 1993 to $69.3 million in the second quarter of 1994. This decrease was attributable primarily to lower selling prices, reflecting a lower wholesale cost of product, and to a reduction in the low margin bid segment of the Company's business which was offset by volume growth associated with ten acquisitions made since the beginning of the second quarter of 1993.

            Home heating oil volume increased 1.1% to 52 million gallons during the second quarter of 1994. The increase in home heating oil volume was due to the 1993 and 1994 acquisitions offset by lower volumes associated with the bid segment of the Company's business. During the first half of 1994 the Company completed three acquisitions with annual volume aggregating 24.7 million gallons. These acquisitions did not materially impact the second quarter of 1994 primarily because the largest acquisition (19.4 million gallons) was completed on June 30, 1994. While temperatures were approximately the same in both periods and did not impact the quarter to quarter comparison, they were approximately 15.6% warmer than normal.

            Gross profit increased 11.4% from $15.8 million (30.7 cents per gallon) in the second quarter of 1993 to $17.6 million (33.9 cents per gallon) in the second quarter of 1994 primarily due to an increase in home heating oil gross profit margins and to a lesser extent, the slight increase in home heating oil volume. Historically, the expansion in home heating oil gross profit and margins have been reduced by an increase in the cost of providing heating equipment repair and maintenance service to the Company's customer base. However, during the second quarter of 1994, the Company did not experience this normal increase as the Company continues its ongoing effort to contain costs while providing improved customer service.

            Direct delivery expense increased slightly to $5.1 million for the second quarter of 1994, approximately equal to the increase in home heating oil volume.

            Operating expenses declined $0.6 million, (2.8%) from $22.3 million in the second quarter of 1993 to $21.7 for the second quarter of 1994. This decline was due to the Company's ongoing commitment to monitor and control its operating expenses despite inflationary pressures and by implementing a more disciplined and cost effective marketing program.

            Depreciation of fixed assets and amortization of customer lists and deferred charges decreased $1.5 million, (16.3%) to $7.8 million. These non-cash expenses declined as certain customer lists and deferred charges have become fully amortized.

            The operating loss for the second quarter of 1994 was $17.0 million, $3.8 million (18.3%) less than the $20.9 million loss realized in the second quarter of 1993. This improvement was due to the increase in home heating oil margins, cost controls which reduced service and operating expenses and the reduction in depreciation and amortization expense.

            Net interest expense increased $0.1 million, (1.9%) to $5.2 million. A reduction in the average long-term borrowing rate was offset by a $19.5 million increase in long-term borrowings from $192.8 million, at an average interest rate of 11.4%, to $212.3 million, at an average interest rate of 10.8%. In addition, the Company reduced bank fees and generated interest income on higher cash balances in the second quarter of 1994 compared to the second quarter of 1993.

            The loss before income taxes, extraordinary item and equity in earnings of Star Gas Corporation was reduced by $3.8 million to $22.2 million for the second quarter of 1994, due to improved home heating oil margins, the reduction in operating expenses and a reduction in depreciation and amortization expenses.

            Included in equity income (loss) for the three months ended June 30, 1994 is the Company's share of Star's seasonal net loss. While Star's propane business is less seasonal than the home heating oil business, operating and net losses are expected for the second calendar quarter. Despite warmer temperatures in the regions in which it operates, the results for Star for the three months ended June 30, 1994 have approximated expectations with retail propane volume of 12.9 million gallons, a seasonal EBITDA loss of $0.5 million, depreciation and amortization of $2.8 million and a net loss of $5.1 million.
        Based on Petro's equity percentage, the Company recorded a $1.6 million loss as equity in earnings (loss) of Star.

            Income taxes were a benefit of $51,000 for the three months ended June 30, 1994, as the Company expects its effective annual Federal income tax rate to be zero, as it was in 1993 due to the utilization of net operating loss carryforwards.

            The net loss for the period was $23.8 million, $3.0 million less than the second quarter of 1993 due to the improvements noted in operating income and a reduction in the extraordinary refinancing charge recorded in the second quarter of 1993 offset by the expected equity loss recorded for Star Gas Corporation.

            The seasonally related EBITDA loss was reduced from $11.5 million for the second quarter of 1993 to $9.2 million for the second quarter of 1994, an improvement of $2.3 million or 20.1%. This improvement was due to an increase in gross profit and a reduction in operating expenses.

                                         -14-
        Liquidity and Financial Condition
        ---------------------------------

            In February 1994, the Company completed a public offering of $75.0 million of 9 3/8% Subordinated Debentures due 2006. The proceeds from the sale of the debentures were used to repay $50.0 million of the Company's 9% Notes due June 1, 1994, pay expenses in connection with the offering of $3.9 million and pay a premium of $0.7 million for the early retirement of the Notes. The remaining $20.4 million of the proceeds will finance the Company's ongoing acquisition program.
        As a result of the repayment of the Notes, the $20.0 million cash collateral account securing these notes was released to the Company, increasing the amount available for acquisitions to $40.4 million.

            Net cash provided by operating activities, $40.9 million, along with the $40.4 million of net proceeds from the issuance and refinancing of debt in February 1994 as mentioned above, amounted to $81.3 million for the six months ended June 30, 1994. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets ($19.1 million) and in financing activities to repay $28.0 million of working capital borrowings, to pay dividends of $7.9 million and to make principal payments on other long-term obligations of $0.2 million. In addition, the Company financed an additional acquisition with a note payable of $1.7 million and secured the note by depositing $1.7 million into a restricted cash account.
        As a result of the above activity, the Company's cash balance increased by $24.5 million.

            A consortium of banks has historically provided the Company with credit facilities pursuant to an amended and restated credit agreement. As of June 30, 1994, there were no borrowings outstanding under the credit agreement, primarily due to the application of the proceeds from the February 1994 offering and due to the cash provided from operations in the first half of 1994. At June 30, 1994, the Company had $51.5 million of net working capital.

            For the remainder of 1994, the Company's financing obligations include the mandatorily required redemption of $4.2 million of Redeemable Preferred Stock, the offer to purchase Class B Common Stock and payment of related expenses in the maximum amount of $3.9 million, Redeemable Preferred Stock Dividends of approximately $1.5 million, principal payments on other long-term obligations of $0.2 million and paying Common Stock dividends, anticipated to be approximately $6.1 million. Based on the Company's current cash position, bank credit availability and expected net cash to be provided by operations during 1994, the Company expects to be able to meet all of the above-mentioned obligations in 1994, as well as meet all of its other current obligations as they become due.

        Supplemental Financial Information
        ----------------------------------

            During the first half of 1994, the company generated $40.9 million in NIDA* compared to $28.9 million for the first half of 1993. This $12.0 million increase (41.4%) was primarily due to the 7.2% volume increase and improved home heating oil gross profit margins offset by weather related operating expenses and additional interest expense.


        *NIDA is defined as the sum of consolidated net income (loss), plus depreciation and amortization of plant and equipment and amortization of customer lists and deferred charges, plus non-cash expenses associated with key employees' deferred compensation plan, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

                              PART II OTHER INFORMATION
                              -------------------------








        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------




        (a) Exhibits Included Within:
            ------------------------

            (1) Third amended and restated credit agreement dated as of August 1, 1994.

            (27) Financial Data Schedule Six Months Ended June 30, 1994.


        (b) Reports on Form 8-K
            -------------------

            A report on Form 8-K under item 2, "Acquisition of Assets" was filed on July 13, 1994, reporting the Company's acquisition of the home heating business operations and assets of DeBlois Oil Company based in Rhode Island. Financial statements shall be provided as soon as they become available, in any event no later than sixty days from the date of the 8-K filing.

                                      SIGNATURE
                                      ---------




        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





        Signature              Title                            Date
        ---------              -----                            ----



           Irik P. Sevin       President, Chairman of the       August 10, 1994
       --------------------
           Irik P. Sevin       Board, Chief Executive Officer,
                               and Chief Financial and Accounting
                               Officer and Director

                               INDEX OF EXHIBITS


            (1) Third amended and restated credit agreement dated as of August 1, 1994.


            27   Financial Data Schedule Six Months Ended June 30, 1994