Form 10-Q
period 1994-09-30
PETROLEUM HEAT & POWER CO INC
filed 1994-11-10
CIK 736768

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                    FORM 10-Q

(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1994
     -------------------------------------------------

                                       OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
       SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                    -----------    ----------


                         Commission file number 2-88526

                       PETROLEUM HEAT AND POWER CO., INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                    06-1183025
- - ----------------------------------           --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification No.)

2187 Atlantic Street, Stamford, Connecticut 06902
- - -----------------------------------------------------------------
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

As of September 30, 1994 there were 18,992,579 shares of the Registrant's Class A Common Stock, 25,963 shares of the Registrant's Class B Common Stock and 2,545,139 shares of the Registrant's Class C Common Stock outstanding.

This Report contains a total of 16 pages.

                       Petroleum Heat and Power Co., Inc.

                               Index to Form 10-Q


                                                               Page
                                                              ------

Part 1 - Financial Information:

     Item 1 - Financial Statements
       Condensed Consolidated Balance Sheets -
        September 30, 1994 and December 31, 1993                 3

       Consolidated Statements of Operations for the
        Third Quarter Ended
        September 30, 1994 and September 30, 1993
        and the Nine Months Ended
        September 30, 1994 and September 30, 1993                4

       Consolidated Statements of Cash Flows
        For the Nine Months Ended September 30, 1994 and
        September 30, 1993                                     5-6

       Notes to Condensed Consolidated Financial Statements    7-8

     Item 2 - Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations                                   9-14


Part 2 - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K                  15

     Signature                                                  16

                                                              -3-

                                      Petroleum Heat and Power Co., Inc. and Subsidiaries
                                             Condensed Consolidated Balance Sheets
                                                          (Unaudited)
                                                            Assets
                                                            ------
                                                                                          September 30,        December 31,
                                                                                              1994                 1993
                                                                                          ------------         ------------
 Current assets:
  Cash                                                                                    $ 17,054,782         $  4,613,546
  U.S. Treasury Notes held in a Cash Collateral Account                                         -                20,000,000
  Accounts receivable (net of allowance of $2,609,280
   and $1,026,202)                                                                          43,687,417           74,818,503
  Inventories                                                                               14,198,175           13,992,928
  Prepaid expenses                                                                           6,239,369            5,230,865
  Notes receivable and other current assets                                                  1,436,187            1,715,329
                                                                                          ------------         ------------
           Total current assets                                                             82,615,930          120,371,171
                                                                                          ------------         ------------

Property, plant and equipment                                                               67,838,103           62,643,562
  Less accumulated depreciation and amortization                                            34,191,071           31,103,032
                                                                                          ------------         ------------
                                                                                            33,647,032           31,540,530
                                                                                          ------------         ------------
Intangible assets (net of accumulated amortization
 of $236,656,477 and $217,190,143)
  Customer lists                                                                            79,066,572           73,177,198
  Deferred charges and pension costs                                                        23,626,411           15,049,897
                                                                                          ------------         ------------
                                                                                           102,692,983           88,227,095
                                                                                          ------------         ------------
Investment in Star Gas Corporation and other assets                                         15,182,000           16,450,000
                                                                                          ------------         ------------
                                                                                          $234,137,945         $256,588,796
                                                                                          ============         ============


                                             Liabilities and Stockholders' Equity
                                             ------------------------------------

Current liabilities:
 Working capital borrowings                                                               $     -              $ 28,000,000
 Current maturities of cumulative redeemable exchangeable
  preferred stock and long term debt                                                         4,200,012            4,200,012
 Accounts payable                                                                            8,550,814           16,664,026
 Customer credit balances                                                                   27,090,937           22,324,023
 Unearned service contract revenue                                                          13,171,375           13,018,983
 Accrued expenses and other liabilities                                                     21,245,408           19,469,875
                                                                                          ------------         ------------
           Total current liabilities                                                        74,258,546          103,676,919
                                                                                          ------------         ------------

Long-term notes payable                                                                     42,631,832           50,000,000
                                                                                          ------------         ------------
Other long-term debt                                                                         8,820,800               47,059
                                                                                          ------------         ------------
Supplemental benefits payable                                                                1,636,919            1,652,314
                                                                                          ------------         ------------
Pension plan obligation                                                                      7,059,730            7,079,494
                                                                                          ------------         ------------
Subordinated notes payable                                                                 167,631,831          135,263,663
                                                                                          ------------         ------------
Cumulative redeemable exchangeable preferred stock, par
 value $.10 per share; 409,722 shares authorized, 208,332
 and 250,000 shares outstanding of which 41,667 are
 reflected as current                                                                       16,666,533           20,833,333
                                                                                          ------------         ------------

Stockholders' equity (deficiency):
  Preferred stock - par value $.10 per share; 5,000,000 shares authorized, none outstanding
  Class A common stock - par value $.10 per share; 40,000,000
   shares authorized, 18,992,579 shares outstanding                                          1,899,258            1,899,258
  Class B common stock - par value $.10 per share; 6,500,000
   shares authorized, 25,963 and 216,901 shares outstanding                                      2,596               21,690
  Class C common stock - par value $.10 per share; 5,000,000
   shares authorized, 2,545,139 shares outstanding                                             254,514              254,514
  Additional paid-in capital                                                                51,093,938           54,416,259
  Deficit                                                                                 (132,004,517)        (112,741,672)
  Minimum pension liability adjustment                                                      (4,534,035)          (4,534,035)
                                                                                          ------------         ------------
                                                                                           (83,288,246)         (60,683,986)
  Note receivable from stockholder                                                          (1,280,000)          (1,280,000)
                                                                                          ------------         ------------
           Total stockholders' equity (deficiency)                                         (84,568,246)         (61,963,986)
                                                                                          ------------         ------------
                                                                                          $234,137,945         $256,588,796
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

                                                              -4-

                                              Petroleum Heat and Power Co., Inc.
                                                       and Subsidiaries

                                             Consolidated Statements of Operations
                                                        (Unaudited)

                                                       Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,
                                                   ---------------------------           --------------------------
                                                       1994              1993                1994               1993
                                                   ------------      -------------       ------------       ------------
Net sales                                          $ 49,230,745      $ 54,134,159        $385,290,895       $377,383,609
Cost of sales                                        42,326,019        44,530,481         257,239,663        262,367,466
                                                   ------------      ------------        ------------       ------------
        Gross profit                                  6,904,726         9,603,678         128,051,232        115,016,143

Selling, general and
 administrative expenses                             21,932,663        22,049,496          68,570,797         68,270,664
Direct delivery expense                               3,527,685         3,622,172          23,336,788         20,909,602
Amortization of customer lists                        5,116,996         5,473,151          14,801,779         18,236,229
Depreciation and amortization
 of plant and equipment                               1,539,873         1,441,554           4,307,857          4,368,314
Amortization of deferred charges                      1,611,949         1,375,004           4,664,555          4,136,435
Provision for supplemental benefits                      69,867            70,464             209,601            193,122
                                                   ------------      ------------        ------------       ------------

    Operating income (loss)                         (26,894,307)      (24,428,163)         12,159,855         (1,098,223)

Other income (expense):
 Interest expense                                    (6,191,220)       (5,535,170)        (18,055,514)       (16,501,218)
 Interest income                                        396,687           401,698           1,334,718          1,354,068
 Gain (loss) on sales of fixed assets                    10,946            (9,283)             83,141            (28,817)
                                                   ------------      ------------        ------------       ------------
    Loss before income
     taxes, equity interest
     and extraordinary item                         (32,677,894)      (29,570,918)         (4,477,800)       (16,274,190)

Income taxes (benefit)                                 (125,000)          (83,000)            425,000            218,000
                                                    -----------       ------------        ------------       ------------
     Loss before equity
      interest and extraordinary item               (32,552,894)      (29,487,918)         (4,902,800)       (16,492,190)
Equity in earnings (losses) of Star
 Gas Corporation                                     (1,911,000)       -                   (1,243,000)            -
                                                   ------------      ------------         ------------       ------------
     Loss before
      extraordinary item                            (34,463,894)      (29,487,918)         (6,145,800)       (16,492,190)
                                                   ------------       ------------        ------------       ------------
Extraordinary item - loss on early
 extinguishment of debt                                  -                 -                 (654,500)          (867,110)
                                                   ------------      -------------        -----------        ------------

        Net Loss                                   $(34,463,894)     $(29,487,918)       $ (6,800,300)      $(17,359,300)
                                                   ============      ============        ============       ============

Net income (loss) applicable to
 common stock                                      $(36,005,644)     $(31,029,668)       $(10,140,746)      $(20,726,296)

Income (loss) before extraordinary
 item per common share
  Class A Common Stock                                   $(1.67)           $(1.45)              $(.45)             $(.94)
  Class B Common Stock                                      .28               .47                1.10               1.41
  Class C Common Stock                                    (1.67)            (1.45)               (.45)              (.94)
Extraordinary loss per common share
  Class A Common Stock                                   $   -             $   -                $(.03)             $(.04)
  Class B Common Stock                                       -                 -                   -                  -
  Class C Common Stock                                       -                 -                $(.03)              (.04)
Net income (loss) per common share
  Class A Common Stock                                   $(1.67)           $(1.45)              $(.48)             $(.98)
  Class B Common Stock                                      .28               .47                1.10               1.41
  Class C Common Stock                                    (1.67)            (1.45)              $(.48)              (.98)
Cash dividends declared per
 common stock
  Class A Common Stock                                    $ .14            $  .14               $ .41              $ .39
  Class B Common Stock                                      .28               .47                1.10               1.41
  Class C Common Stock                                      .14               .14                 .41                .39
Weighted average number of
 common stock outstanding
  Class A Common Stock                               18,992,579        18,992,579          18,992,579         18,992,579
  Class B Common Stock                                  154,639           216,901             195,919            216,901
  Class C Common Stock                                2,545,139         2,545,139           2,545,139          2,545,139

See accompanying notes to condensed consolidated financial statements.

                                                              -5-

                                              Petroleum Heat and Power Co., Inc.
                                                       and Subsidiaries

                                             Consolidated Statement of Cash Flows
                                                          (Unaudited)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            ---------------------------------
                                                                                   1994            1993
                                                                            --------------    ---------------
Cash flows from operating activities:
 Net income (loss)                                                          $   (6,800,300)     (17,359,300)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
      Amortization of customer lists                                            14,801,779       18,236,229
      Depreciation and amortization of
       plant and equipment                                                       4,307,857        4,368,314
      Amortization of deferred charges
       and debt discount                                                         4,664,555        4,148,045
      Equity in loss of Star Gas Corporation                                     1,243,000            -
      Provision for losses on accounts
       receivable                                                                1,491,498        1,649,988
      Provision for supplemental benefit                                           209,601          193,122
      Loss on bond redemption                                                      654,500          867,110
      (Gain) loss on sales of fixed assets                                         (83,141)          28,817
      Amortization of acquired pension
       plan obligation                                                             (19,764)         (19,819)
      Decrease in accounts receivable                                           29,639,588       33,522,017
      Decrease (Increase) in inventory                                            (205,247)       2,941,246
      Increase in prepaid expenses,notes
       receivable and other current assets                                        (729,362)      (1,465,990)
      Decrease in other assets                                                      25,000           10,000
      Decrease in accounts payable                                              (8,113,212)      (6,115,613)
      Increase in customer credit balances                                       4,766,914        7,168,515
      Increase (decrease) in unearned service
       contract revenue                                                            152,392         (845,939)
      Increase (decrease) in accrued expenses                                    1,877,476         (150,670)
                                                                                 ---------        ---------

         Net cash provided by
          operating activities                                                  47,883,134       47,176,072
                                                                                ----------       ----------

Cash flows from (used for) investing
 activities:
     Acquisitions                                                              (24,451,171)     (14,797,082)
     Capital expenditures                                                       (2,042,423)      (2,359,837)
     Proceeds from sales of fixed assets                                           291,403          129,638
                                                                                ----------       ----------

       Net cash used for investing
        activities                                                             (26,202,191)     (17,027,281)
                                                                               -----------      -----------

                                              Petroleum Heat and Power Co., Inc.
                                                       and Subsidiaries

                                             Consolidated Statement of Cash Flows
                                                          (Unaudited)




                                                                            Nine Months Ended
                                                                               September 30,
                                                                       -------------------------------
                                                                            1994                1993
                                                                       ------------        -----------
Cash flows from (used for) financing
 activities:

  Net reductions under a financing
   arrangement                                                         $ (28,000,000)      $ (32,000,000)
  Net proceeds from issuance of
   subordinated notes                                                     71,087,500          48,067,642
  Repayment of notes payable                                             (50,654,500)             -
  Repurchase of subordinated notes                                            -              (25,368,574)
  Decrease (increase) in U.S.
   Treasury Notes                                                         20,000,000          (5,000,000)
  Repurchase of preferred stock                                           (4,166,800)             -
  Repurchase of common stock-Class B                                      (3,341,415)             -
  Increase in deferred financing costs                                    (1,350,000)           (400,000)
  Decrease in other debt and
   supplemental benefits                                                    (250,004)           (250,009)
  Principal payments under capital
   lease obligation                                                          -                  (103,595)
  Cash dividends paid                                                    (12,564,488)        (11,516,905)
                                                                         -----------       -------------
                Net cash used for
                 financing activities                                     (9,239,707)        (26,571,441)
                                                                         -----------       -------------

Net increase in cash                                                      12,441,236           3,577,350
Cash at beginning of year                                                  4,613,546           3,859,557
                                                                         -----------       -------------

Cash at the end of period                                               $ 17,054,782       $   7,436,907
                                                                        ============       =============

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
      Interest   $ 14,934,390                                          $  13,062,177
      Income taxes                                                           296,508             280,655

   Non-cash investing activity:
      Acquisition of customer lists and
       deferred charges                                                   (8,798,750)             -
   Non-cash financing activity:
      Issuance of note payable                                             8,798,750              -




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

          The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's December 31, 1993 Annual Report on Form 10K.

2-   Per Share Data
     --------------

          Earnings per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income (loss) for preferred dividends declared and preferred stock accretion of $3,341,000 and $3,367,000 for the nine months ended September 30, 1994 and 1993, respectively and for preferred dividends declared of $1,542,000 for each of the three months ended September 30, 1994 and 1993. Fully diluted earnings per common shares are not presented because the effect is not material.

3-   Acquisitions
     ------------

          During the nine month period ending September 30, 1994, the Company acquired the customer lists and equipment of seven unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $31.0 million.

          Sales and net income of the acquired companies is included in the consolidated statement of income from the respective dates of acquisition.

          Had these acquisitions occurred at the beginning of the period, the pro forma unaudited results of operations for the nine months ended September 30, 1994, would have been as follows:


                                   (Thousands, Except Per Share)
                                   -----------------------------

         Net Sales                         $ 414,124

         Net Loss                          $  (4,879)

         Earnings Per Share:
           Class A Common Stock               $ (.39)
           Class B Common Stock               $ 1.10
           Class C Common Stock               $ (.39)

4-  Termination of Special Dividends on Class B Common Stock
    --------------------------------------------------------

         During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994, "the expiration date". The Company's restated and amended articles of incorporation provides that when the Company terminates the Special Dividends, the holders of Class B Common Stock have the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends through the expiration date ($0.2763 per share for the period July 1, 1994 through August 31, 1994).

         As of the expiration date of August 31, 1994, 190,938 shares of Class B Common Stock were repurchased for approximately $3.3 million. The remaining Class B Common Stockholders will not be paid any dividends until the aggregate amount of dividends paid on all other classes of stock exceeds the Common Stock Allocation (defined as the Company's cash flow for each fiscal year after December 31, 1985, on a cumulative basis, minus all Special Dividends paid or accrued). At December 31, 1993 the Common Stock Allocation amounted to approximately $100.2 million. After the Common
    Stock Allocation has been satisfied each share of Class B Common Stock will participate equally with each share of Class A Common Stock and Class C Common Stock with respect to all dividends.

5 - Changes in Credit Agreement
    ---------------------------

         On August 1, 1994, the Company further amended its amended and restated credit agreement to include a $50 million two-year revolving credit acquisition facility, convertible into a three-year self amortizing term loan. Assuming the refinancing of the Company's 11.85%, 12.17% and 12.18% Senior and Subordinated Notes due in 1998, repayments and/or sinking fund deposits equal to 1/3 of the outstanding balance of the facility on June
    30, 1996 would be payable annually with the final payment due May 30, 1999. If the assumed refinancing does not occur on or prior to June 30, 1998, the final payment due on May 30, 1999 would be accelerated to June 30, 1998.
    The Company has additionally pledged its accounts receivable and inventory as security under the revised and amended credit agreement.

6 -  Subsequent Event
     ----------------

          On November 1, 1994, the Company announced its intention to exercise certain of its options to purchase a portion of the outstanding equity securities of Star Gas Corporation, subject to regulatory approvals as well as certain other matters. Should these options be exercised, Petro's equity ownership of Star would increase from 33% to 84%.

                       Petroleum Heat and Power Co., Inc.
                                and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS
                            -------------------------


Nine Months Ended September 30, 1994
Compared to Nine Months Ended September 30, 1993
- - ------------------------------------------------

    For the nine months ended September 30, 1994, results improved significantly as the Company achieved record levels of home heating oil volume and EBITDA*. The Company's EBITDA increased 39.9% from $25.8 million to $36.1 million, the net loss decreased by $10.6 million from $17.4 million to $6.8 million and home heating oil volume increased 4.9% from 307.2 million gallons to
322.3 million gallons. Included in the net loss for the nine months ended September 30, 1994 was the Company's proportionate share ($1.2 million) of the net loss of Star Gas. However, as the Company's investment in Star is accounted for under the equity method of accounting, Star's volume, sales and EBITDA are not reflected in the Company's financial statements.

    Net sales increased for the first nine months of 1994 to $385.3 million from $377.4 million for the same period in 1993. This $7.9 million increase was attributable to volume growth associated with acquisitions and to colder weather partially offset by the Company's delivery efficiency program which resulted in the shifting of Summertime deliveries to the more productive Fall and Winter months. Also offsetting the effects of acquisitions and colder weather were lower selling prices, reflecting a lower wholesale cost of product, and attrition in the Company's customer base.

    During the first nine months of 1994, home heating oil volume increased to
322.3 million gallons from 307.2 million gallons for the same period in 1993. This 15.1 million gallon increase was due to 7.3% colder temperatures for the first nine months of 1994 compared to the prior period and the impact of the nine acquisitions (with annual volumes of 25.8 million gallons) completed in 1993 whose entire nine month volume is first reflected in 1994. The increase in volume associated with the Company's acquisition program was not significantly effected by the seven 1994 acquisitions (with annual volumes of 43.3 million gallons) since the majority of these acquisitions were completed after the heating season. The acquisition growth and the increase in volume due to colder temperatures were partially offset by the Company's delivery efficiency program which began in the Spring of 1994 and resulted in fewer discretionary deliveries during the Summer months in favor of increased deliveries during the more efficient Fall and Winter delivery periods. Also offsetting the volume increases noted above was attrition in the Company's customer base, especially in the low margin bid and commercial segments of the Company's business.

    Gross profit increased $13.0 million (11.3%) from $115.0 million (37.4 cents per gallon) for the nine months ended 1993 to $128.1 million (39.7 cents per gallon) for the nine months ended 1994. This $13.0 million increase in gross profit was attributable to the increase in volume and

*EBITDA is defined as operating income before depreciation and amortization and non-cash expenses associated with key employees' Deferred Compensation Plan.

improved home heating oil margins. The increase in heating oil gross profit was partially offset by the higher cost of providing heating equipment repair and maintenance services to customers in response to the severe Northeast winter weather experienced during the first quarter of 1994.

    Direct delivery expense increased $2.4 million from $20.9 million for the first nine months of 1993 to $23.3 million for the first nine months of 1994. This increase of 11.6% was greater than expected due primarily to the additional costs associated with temporary delivery inefficiencies experienced during the first quarter of 1994 created by the severe winter weather conditions. The first quarter increase in delivery expense was partially offset by the impact of the Company's Summertime delivery efficiency program.

    Selling, general and administrative expenses increased slightly from $68.3 million in the first nine months of 1993 to $68.6 million for the first nine months of 1994. On a per gallon basis, these expenses declined by 4.3% from
22.2 cents to 21.3 cents, due to economies of scale associated with acquisitions, a reduction in marketing expenses, the Company's on going commitment of monitoring its operating expenses and the weather related volume increase.

    Depreciation of fixed assets and amortization of customer lists and deferred charges decreased $3.0 million, (11.1%) to $23.8 million for the nine months of 1994. These non-cash expenses declined as certain customer lists and deferred charges have become fully amortized.

    Operating income increased to $12.2 million for the first nine months of 1994 compared with a loss of $1.1 million for the first nine months of 1993. This significant improvement was due to the volume growth and to improved home heating oil margins which was partially offset by weather related increases in service, delivery and operating expenses. The decline in depreciation and amortization expense also contributed to the increase in operating income.

    Net interest expense increased by $1.6 million to $16.7 million for the nine months ended September 30, 1994 due primarily to an increase in the average long-term borrowings offset by a reduction in the average long-term borrowing rate. Average long-term borrowings increased due to the issuance in April 1993 of $50 million in public subordinated debt and the issuance in February 1994 of $75 million 9 3/8% subordinated debentures. The proceeds of these issues were used to refinance $75 million in long-term debt and to finance the Company's ongoing acquisition program. Short-term borrowings were also reduced on average by $6.9 million as part of the proceeds of the public issues were used to reduce working capital borrowings, pending application for the Company's acquisition program.

    The loss before income taxes, extraordinary item, and equity in earnings of Star Gas Corporation was significantly reduced from $16.3 million for the first nine months of 1993 to $4.5 million for the first nine months of 1994 as the $13.3 million increase in operating income was reduced by the $1.6 million increase in net interest expense.

    Income taxes were approximately $0.4 million for the nine months ended September 30, 1994 compared to $0.2 million for the first nine months of 1993. These taxes represent certain State income taxes since the Company has not provided for any Federal income taxes for the nine months ended September 30, 1994 due to the availability and expected utilization of Federal income tax net operating loss carryforwards.

    In December 1993, the Company invested $16.0 million in Star Gas
Corporation ("Star"), the nation's tenth largest retail distributor of propane gas and acquired an approximate 30% equity interest. With this investment, the Company assumed operating management of Star's business under a ten year agreement and obtained options to acquire the remaining Star equity. On November 1, 1994 Petro announced its intention to exercise certain options to purchase the Star equity held by Prudential Insurance Company of America and a group of limited partnerships managed by First Reserve Corporation. The purchase of these shares by Petro will increase its ownership percentage of Star to approximately 81%. While the Company expects it will exercise its option to purchase the remaining equity in Star, no exact time has been set for that transaction. To concentrate on its core operations and to increase profitability, Star sold its Texas propane operations in December 1993 and a non-propane related business in August 1994. The results for Star, exclusive of the operations that were sold, for the nine months ended September 30, 1994 have approximated expectations with retail propane volume of 66.9 million gallons, EBITDA of $10.6 million, depreciation and amortization of $8.9 million and a seasonally related net loss of $3.9 million. Based on Petro's ownership percentage at September 30, 1994, $1.2 million was recorded as a loss in Star under the equity method of accounting.

    The extraordinary loss of $0.7 million for the nine months ended September 30, 1994 represents the cash premium paid in connection with the refinancing in February 1994 of $50.0 million in long-term notes scheduled to mature in June 1994 with the proceeds of the $75 million 93/8% Subordinated Debenture issue. In a similar transaction for the nine months ended September 30, 1993, the Company recorded an extraordinary charge of $0.9 million representing a cash premium of $0.4 million and the write off of $0.5 million in debt discount and related deferred charges when $25.0 million of subordinated debt scheduled to mature in 1993 and 1995 was refinanced.

    The net loss for the first nine months of 1994 decreased $10.6 million to $6.8 million, due to the $13.3 million increase in operating income offset by the $1.6 million increase in net interest and the $1.2 million of equity loss in Star.

    EBITDA increased 39.9% to $36.1 million in 1994 from $25.8 million for 1993. This significant improvement was due to an increase in home heating oil volume and gross profit margins, and a reduction in marketing expenses partially offset by weather related increases in service, delivery and operating expenses.

Three Months Ended September 30, 1994
Compared to Three Months Ended September 30, 1993
- - -------------------------------------------------


    As expected, during the Summer months of the third quarter of 1994, EBITDA declined and the seasonally related net loss increased when compared to the results for the third quarter of 1993. This was primarily due to a decline in home heating volume from 33.8 million gallons for the third quarter of 1993 to
29.2 million gallons for the third quarter of 1994 resulting from the Company's delivery efficiency program which shifted certain Summer deliveries to the upcoming Fall and Winter months. In effect, certain discretionary deliveries that were made in the third quarter of 1993 were not scheduled for the third quarter of 1994. The quarter to quarter volume comparison was positively impacted, however, by the volume growth associated with acquisitions offset by attrition in the Company's customer base.

    Net sales declined 9.1% to $49.2 million for the third quarter of 1994 from $54.1 million for the third quarter of 1993 due to the decline in home heating oil volume noted above and to lower selling prices.

    Gross profit declined $2.7 million from $9.6 million for the third quarter of 1993 to $6.9 million for the third quarter of 1994. The decline in gross profit was primarily the result of the intentional volume decline noted above and to an anticipated decline in gross profit margins as heating equipment repair and maintenance services, while decreasing in absolute terms, increased on a per gallon basis due to the volume shift. Also impacting gross profit margins was an expected decrease in home heating oil margins from the unusually high levels achieved in the third quarter of 1993. While the home heating oil margins obtained in the third quarter of 1994 were lower than those of the prior period, they are representative of normal expected margin increases when compared to historic levels.

    Despite an increase in the Company's size and the effects of inflation on operating costs, these expenses declined to $25.5 million in the third quarter of 1994, slightly less than the third quarter of 1993. A significant reduction in marketing expenses, the impact of the Company's delivery efficiency program and the Company's ongoing commitment of monitoring its operating expenses resulted in a stabilization of these costs versus the prior year.

    Depreciation and amortization of customer lists and deferred charges were approximately $8.3 million for both periods as the capitalized costs associated with the 1994 acquisitions replaced certain fixed assets, customer lists and deferred charges relating to earlier acquisitions.

     The non-heating period operating loss for the third quarter of 1994 was $26.9 million, $2.5 million greater than experienced in the third quarter of 1993 due primarily to the decline in home heating oil volume in an effort to obtain maximum delivery efficiency.

    Net interest expense increased $0.6 million to $5.8 million due primarily to a $25.0 million increase in long-term borrowing resulting from the refinancing in February 1994 of $50.0 million in long-term debt maturing in June 1994 with the proceeds of a $75.0 million 9 3/8% Subordinated Debenture issue maturing in 2006.

    The loss before income taxes and equity in earnings of Star increased to $32.7 million in the third quarter of 1994. While this increase was primarily due to the volume shift noted above and the increase in interest expense, this non-heating season loss was less than anticipated.

    The equity loss in Star for the three months ended September 30, 1994 represents Petro's share of that Company's seasonal net loss. While Star's propane business is less seasonal than Petro's home heating oil business, operating and net losses were anticipated for Star in the third calendar quarter. For the three months ended September 30, 1994 Star results included retail propane volume of 15.4 million gallons, a seasonal EBITDA loss of $1.2 million, depreciation and amortization of $3.1 million and a net loss of $5.8 million. Based on Petro's equity percentage, the Company recorded a $1.9 million loss as equity in loss of Star for the quarter ending September 30, 1994.

    Income taxes were a benefit of $0.1 million for the third quarter of 1994, as the Company expects its effective annual Federal income tax rate to be zero, as it was in 1993.

     The net loss for the third quarter of 1994 increased to $34.5 million, due primarily to the shift in volume, to the recording of Star's seasonal equity loss and to increased interest expense.

      The seasonally related EBIDTA loss was approximately $18.6 million for the third quarter of 1994. While this loss was greater than the prior period due to the reasons discussed above, it was less than anticipated due to the Company's successful efforts in controlling marketing, delivery and other operating expenses.

Liquidity and Financial Condition
- - ---------------------------------

    In February 1994, the Company completed a public offering of $75.0 million of 9 3/8% Subordinated Debentures due 2006. The proceeds from the sale of the debentures were used to repay $50.0 million of the Company's 9% Notes due June 1, 1994, pay expenses in connection with the offering of $3.9 million and pay a premium of $0.7 million for the early retirement of the Notes. The remaining $20.4 million of the proceeds became available to finance the Company's ongoing acquisition program. As a result of the repayment of the Notes, the $20.0 million cash collateral account securing these notes was released to the Company, increasing the amount available for acquisitions to $40.4 million.

    Net cash provided by operating activities of $47.9 million, along with the $40.4 million of net proceeds from the issuance and refinancing of debt in February 1994 as mentioned above, amounted to $88.3 million for the nine months ended September 30, 1994. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets totalling $26.2 million and in financing activities to repay $28.0 million of working capital borrowings, to pay dividends of $12.6 million, to repurchase mandatorily redeemable preferred stock of $4.2 million, to repurchase Class B Common Stock for $3.3 million, for the payment of deferred financing costs of $1.4 million and to make principal payments on other long-term obligations of $0.2 million. In addition, the Company partially financed its acquisitions with notes payable of $8.8 million. As a result of the above activity, the Company's cash balance increased by $12.4 million.

    A consortium of banks has historically provided the Company with credit facilities pursuant to an amended and restated credit agreement. As of September 30, 1994, there were no borrowings outstanding under the credit agreement, primarily due to the cash provided from operations in the first nine months of 1994. At September 30, 1994, the Company had $8.4 million of net working capital.

    For the remainder of 1994, the Company's financing obligations include principal payments on other long-term obligations of $0.1 million and paying Common Stock dividends of approximately $3.0 million. Based on the Company's current cash position, bank credit availability and expected net cash to be provided by operations during 1994, the Company expects to be able to meet all of the above-mentioned obligations in 1994, as well as meet all of its other current obligations as they become due.

Supplemental Financial Information
- - ----------------------------------

    During the first nine months of 1994, the company generated $15.9 million in NIDA* compared to $7.0 million for the first nine months of 1993. This $8.9 million increase (126.1%) was primarily due to the volume increase and improved home heating oil gross profit margins offset by weather related operating expenses and additional interest expense.


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

                            PART II OTHER INFORMATION
                            -------------------------


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------


(A) Exhibits Included Within:
    -------------------------

    (1)   Employment Agreement - Tom Isola, Chief Operating Officer
    (2)   Stock-Option Agreement - Tom Isola, Chief Operating Officer
    (27)  Financial Data Schedule


(B) Reports on Form 8-K:
    --------------------

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

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Signature         Title                                   Date
- - ---------         -----                                   ----


Irik P. Sevin     President, Chairman of the Board,       November 10, 1994
- - --------------    Chief Executive Officer, and
Irik P. Sevin     Chief Financial and Accounting
                  Officer and Director