Form 10-K
period 1994-12-31
PETROLEUM HEAT & POWER CO INC
filed 1995-03-15
CIK 736768

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission File No. 2-88526
                          -----------------                           -------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   OR
                          -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      ---------------

For the transition period from                     to
                               -------------------    ------------------
Commission file number
                       ----------------------------------------------------


                     PETROLEUM HEAT AND POWER CO., INC.
- ----------------------------------------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1995 was approximately $73,118,000.

As of March 1, 1995 there were 22,855,097 shares of the Registrant's Class A Common Stock, 15,603 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

     The documents incorporated by reference into this Form 10-K and the parts hereof into which such documents are incorporated are listed below:

               Document                                  Part
               --------                                  ----

Those portions of the registrant's proxy                 III
statement for the registrant's 1995 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K


                                   PART I

                             ITEM 1.  BUSINESS

     Petroleum Heat and Power Co., Inc. (the "Company" or "Petro") is the largest retail distributor of home heating oil (#2 fuel oil) in the United States and, as a result of its acquisition of Star Gas Corporation ("Star" or "Star Gas") on December 7, 1994, is also the tenth largest retail distributor of propane in the United States. Prior to December 7, 1994, the Company's investment in Star Gas was accounted for by the equity method; subsequent to that date, Star's results are included in the Company's consolidated financial statements. The Company's home heating oil division had total sales of $535.6 million for the year ended December 31, 1994 and currently serves approximately 409,000 customers from 33 branch locations in 28 markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, D.C. Exclusive of operations that were sold during the period, Star had total sales of $97.8 million for the twelve months ended December 31, 1994. However, the Company's consolidated results for 1994 include only sales by Star of $11.1 million, which represents Star's revenues since the date of acquisition. Star currently serves approximately 145,000 customers in 49 locations in the Midwest and 14 locations in the Northeast sections of the United States. Despite its leading position in the home heating oil market, the Company estimates that its heating oil customer base represents approximately 5% of the residential customers in the Northeast. The Company also estimates that sales to its propane customers represents less than 1% of retail propane sold in the United States.

     In addition to selling home heating oil and propane, the Company installs and repairs heating equipment, rents water softeners, sells propane appliances and to a limited extent, markets other petroleum products to commercial customers, including diesel fuel and gasoline.

     Installation and repair of heating equipment is provided as a service by the Company to its heating oil customers. The Company considers the provision of service and installation services to be an integral part of its basic fuel oil business. Accordingly, the Company regularly provides various service incentives to obtain and retain fuel oil customers and such services are not designed to generate profits. The Company provides home heating equipment repair service on a seven days a week, 52 weeks a year basis, generally within four hours of request. Except in isolated instances, the Company does not provide service to any person who is not a heating oil or propane customer.

     The Company's volume, cash flow and operating profits before depreciation and amortization have increased significantly since 1980, primarily because of its acquisition of other home heat businesses. Since September 1979, the Company had acquired 154 retail heating oil distributors and in December 1994 completed its acquisition of Star Gas Corporation. During 1994, Star completed two propane acquisitions.

ACQUISITION OF STAR GAS CORPORATION

     In December 1993, the Company purchased a 29.5% equity interest in Star Gas for $16.0 million and acquired options to purchase the remaining equity interest. In connection with this investment, the Company entered into a management agreement with Star Gas wherein the Company agreed to provide Star Gas with executive, financial and managerial oversight services. This structure allowed the Company to limit its financial exposure until Star Gas was operationally restructured. In December 1994, the Company completed the acquisition of Star Gas for approximately $25.9 million, by exercising its right to purchase the remaining outstanding common equity of Star Gas by paying $3.8 million in cash and issuing 2.5 million shares of the Company's Class A Common Stock.

     In connection with its initial investment in Star Gas, William Powers, a former Vice President of Petro, became President of Star Gas. With the assistance of the Company's management, Star Gas during the past year restructured its operations through the sale of various non-core assets, including a trucking operation in Texas and underperforming propane operations in Texas and Georgia. Star Gas realized net proceeds of approximately $23.4 million from the sale of these assets.

FUNDAMENTAL CHARACTERISTICS

Unaffected by General Economy

     The Company's business is relatively unaffected by business cycles. As home heating oil and propane for residential use are such basic necessities, variations in the amount purchased as a result of general economic conditions have been limited.

Customer Stability

     The fuel oil division has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors or home buyers to remain with the previous homeowner's distributor. While the Company loses approximately 90% of the customers acquired in a heating oil acquisition (during the first six years), the Company is able to retain a majority of the homes underlying the original customer list purchased. Management believes its propane customer base to be relatively stable as well. In excess of 95% of the Company's retail propane customers lease their tanks from the Company. The inconvenience associated with switching tanks greatly reduces a propane customer's tendency to change distributors.

     Approximately 90% of the Company's heating oil customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision, whereby deliveries are scheduled by computer based upon each customer's historical consumption patterns and prevailing weather conditions. The Company delivers home heating oil approximately six times during the year to the average customer. The Company's practice is to bill customers promptly after delivery. In addition, approximately 30% of the Company's heating oil customers are on the Company's budget payment plan where their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over an eleven or twelve month period.

     The majority of Star's residential customers also receive their propane pursuant to a similar automatic delivery system. Certain other propane customers receive delivery of propane based on a "Lapse-Day Routing System," whereby deliveries are made based on the passage of a predetermined number of days, and its efficient fit within a delivery route. Star Gas delivers propane to its average customers approximately four times during the year, and like the heating oil division, also offers a similar budget payment plan.

Weather Stability

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

Insulation from Oil and Propane Price Volatility

     The Company has been insulated from the volatility of wholesale oil prices due to its policy of maintaining on average no more than a ten day inventory of home heating oil and by limiting its activities to the retail distribution of home heating oil. Although the price of crude oil has been volatile, this has not materially affected the performance of the Company's fuel oil division. The Company has been able to add an increasing gross margin onto its wholesale costs, whatever their level, designed to offset the impact of inflation, account attrition and weather.

     To reduce its exposure to price fluctuations, the Company intends to maintain an inventory policy with respect to propane similar to that traditionally maintained for home heating oil. The Company intends to purchase propane on a short-term basis so that its supply costs will fluctuate with market price variations. Should wholesale propane prices change in the future, the Company believes that margins on its retail propane distribution business would also change in the short-term since retail prices tend to change less rapidly than wholesale prices. The Company is unable to predict, however, how and to what extent a substantial change in wholesale cost of propane would affect margins and profitability.

Conversions to Natural Gas

     The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The Company believes that approximately 1% of its customer base annually converts from home heating oil to natural gas. Even when natural gas had a significant price advantage over home heating oil, such as in 1980 and 1981 when there were government controls on natural gas prices or, for a short time in 1990 and 1991, during the Persian Gulf crisis, the Company's customers converted to natural gas at only a 2% annual rate. During the latter part of 1991 and through 1994, natural gas conversions have returned to their approximate 1% historical annual rate as the prices for the two products have been at parity.

     The rate of conversion from the use of propane to natural gas is primarily affected by the availability of natural gas. When natural gas becomes available to an area, residential propane customers can easily and inexpensively convert their systems. The expansion of natural gas into rural propane markets has been inhibited by the required capital costs to natural gas suppliers. For 1994, Star customers converted to natural gas at a rate of approximately 0.5% per annum.

HOME HEATING OIL

Business Strategy

     Current management assumed control of the Company in 1979 and restructured the Company's fuel oil operation by consolidating operating branches and focusing primarily on the retail sale of home heating oil. In addition, corporate overhead was significantly reduced, primarily through a reduction in the number of employees and related expenses. After this reorganization, management perceived an opportunity to achieve substantial growth and increased profitability by acquiring fuel oil distributors in new and existing markets.

Acquisition Strategy

     The Company's strategy is to continue to grow its fuel oil operations through the acquisition and integration of additional distributors in existing and new markets.

     The Company acquires two types of fuel oil distributors. The first type are relatively small and easily integrated into the Company's branch system, resulting in significant economies of scale through the centralization of accounting, data processing, fuel oil purchasing, credit and marketing functions of the acquired distributor. The second type are larger, stand-alone businesses that cannot be integrated, but are usually in new markets. Acquisitions of these businesses not only provide attractive investment returns, but also provide hubs for future expansion.

Operating Strategy

     The Company has historically achieved operating economies of scale through the centralization of accounting, financial, fuel oil purchasing, credit and marketing functions. The Company has identified the best operating practices being employed by its branches and is implementing those procedures throughout the Company. Petro has recently adopted an operating strategy to capitalize upon its size and upon developments in technology to become more operationally efficient as well as to improve its customer retention through the utilization of advanced information processing and telecommunication systems. Such systems are currently in use by other distribution businesses, but not generally employed by other retail heating oil companies. To accomplish this goal, in August 1994, the Company hired Thomas M. Isola as Chief Operating Officer.

Marketing Strategy

     The Company has recently begun to refine its marketing efforts by focusing on customer satisfaction rather than the solicitation of new customers through the use of financial incentives. This effort, led by the Company's new Senior Vice President of Marketing, Alex Szabo, consists of two phases. The first phase is to implement Company-wide the best marketing practices employed at its branches to add and retain accounts. The second phase is designed to enhance customer satisfaction and thereby improve customer retention by implementing its new operating procedures.

Customers and Sales

     As of December 31, 1994, the Company's home heating oil division served approximately 409,000 customers in the following 28 markets:


New York                   Massachusetts               New Jersey
Bronx, Queens and          Boston (Metropolitan)       Camden
 Kings Counties            Northeastern Massachusetts  Neptune
Dutchess County             (Centered in Lawrence)     Newark(Metropolitan)
Staten Island              Springfield                 North Brunswick
Eastern Long Island        Worcester                   Rockaway
Western Long Island                                    Trenton
                           Rhode Island
Connecticut                Providence                  New Hampshire
Bridgeport--New Haven                                  Milford
Hartford (Metropolitan)    Pennsylvania                Portsmouth
Litchfield County          Allentown
Southern Fairfield County  Berks County
                            (Centered in Reading)
Maryland/Virginia/D.C.     Bucks County
Baltimore (Metropolitan)    (Centered in Southampton)
Washington, D.C.           Lebanon County
 (Metropolitan)             (Centered in Palmyra)

     Approximately 85% of the #2 fuel oil sales made by the heating oil division are to homeowners, with the balance to industrial, commercial and institutional customers. Historically, the Company has lost a portion of its customer base each year for various reasons, including customer relocation, price competition and conversions to natural gas.

PROPANE

Business Strategy

     The Company believes that the propane industry is an attractive complement to its heating oil business and possesses many of the same industry and operating characteristics. The Company has begun to apply the acquisition and operating techniques it has successfully applied in the heating oil industry to its propane operations. In connection with its investment in Star Gas, William Powers, a former Vice President of Petro, became President of Star Gas. With the assistance of the Company's management, during the past year, Star restructured its operations through the sale of various non-core assets and consolidated various corporate functions, thereby reducing overhead. Star Gas initiated the Company's propane acquisition strategy with the purchase of two propane distributors with aggregate annual volume of 1.2 million gallons.

Acquisition Strategy

     The Company intends to expand its propane division through the acquisition and integration of additional distributors in existing and new markets. The Company intends to expand its propane business primarily through the acquisition of smaller propane distributors that can be integrated with existing operations. The Company will also pursue acquisitions of larger distributors which would establish new markets and broaden its geographic coverage. However, there are a number of propane companies larger than Star Gas actively seeking to grow through acquisition. Although the presence of such competitors may make it more difficult for Star Gas to acquire propane distributors, it could also present the opportunity to grow more significantly through the acquisition of larger entities.

Operating Strategy

     Star Gas currently operates from 63 branch locations, 49 in four operating regions in the Midwestern states of Ohio, Indiana, Kentucky and Michigan, and 14 in two operating regions in six Northeastern states. The accounting, propane purchasing, and financial functions are centralized, while branch locations maintain autonomy over delivery, service and customer relations. Star gas emphasizes and maintains corporate oversight regarding safety, employee training and compliance.

Marketing Strategy

     The Company intends to expand its propane volume by competing for new customers and by marketing incremental use to its existing base, such as offering to supply a customer who uses propane for space heating with propane for cooking and water heating. During 1994 Star experienced a growth of approximately 2% in its retail base due largely to programs designed to introduce additional uses of propane to existing residential customers.

Segment Reporting

     With the acquisition of Star Gas in December 1994, the Company's operations are now classified into two business segments: Home Heating Oil and Propane. For financial information regarding the Company's business segments, see note 14 to the Company's Consolidated Financial Statements included elsewhere herein.

     As of December 31, 1994 Star Gas served approximately 145,000 customers in the following 63 locations:


Indiana                    Kentucky                    Ohio
Akron                      Glencoe                     Defiance
Batesville                 Propsect                    Deshler
Bluffton                   Shelbyville                 Fairfield
Coal City                  Williamstown                Ft. Recovery
College Corner                                         Hebron
Columbia City              Maine                       Ironton
Decatur                    Fairfield                   Lancaster
Ferdinand                  Fryeburg                    Lewisburg
Greencastle                Wells                       Lynchburg
Jeffersonville             Windham                     Macon
Linton                                                 Milford
Madison                    Massachusetts               Mt. Orab
N. Manchester              Belchertown                 North Star
N. Vernon                  Ludlow                      Peebles
New Salisbury              Rochdale                    Ripley
North Webster                                          Sabina
Portland                                               Waverly
Remington                  Michigan                    West Union
Richmond                   Hillsdale
Salem                                                  Pennsylvania
Seymour                    New Jersey                  Hazelton
Sulphur Springs            Maple Shade                 Wind Gap
Versailles                 Tuckahoe
Warren                                                 Rhode Island
Waterloo                   New York                    Davisville
Winamac                    Poughkeepsie
                           Washington


     In residential and commercial markets, propane is primarily used for space heating and, to a lesser extent, for water heating and cooking. Agricultural uses include crop drying, space heating, irrigation and weed control. Propane is used for certain industrial applications, including use as an engine fuel for both vehicles and fork lifts, and as a heating or energy source in manufacturing and drying processes.

     Approximately 85% of Star Gas' propane sales are to retail customers with the balance to wholesale customers.

SUPPLIERS

     The Company obtains its fuel oil in either barge or truckload quantities, and has contracts with approximately 70 third party storage terminals for the right to temporarily store its heating oil at their facilities. Purchases are made pursuant to supply contracts or on the spot market. The Company has market price based contracts for substantially all its petroleum requirements with 13 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers to the Company for over 10 years. The Company's current suppliers are: Amerada Hess Corporation; Bayway Refining Co.; Citgo

Petroleum Corp.; Coastal New England and New York; Exxon Company USA; Global Petroleum Corp.; Kerr McGee Refining Corp.; Louis Dreyfus Energy Corp.; MG Refining and Marketing Co.; Mobil Oil Corporation; Northeast Petroleum, a division of Cargill, Inc.; Stuart Petroleum Company and Sun Oil Company. Typically the Company's supply contracts have terms of 12 months and generally expire in May and or June of each year. All of the supply contracts provide for maximum and in some cases minimum quantities, but do not establish in advance the price at which fuel oil is sold, which, like the Company's price to its customers, is established from time to time.

     Star Gas obtains propane from approximately 30 sources including Amoco Canada; Ashland Petroleum Company; Coastal; Enron Gas Liquids Inc.; Marathon Corp.; Petrolane Gas Service; Shell Oil Company; Sea 3, Inc.; Sun Oil Company; Shell Canada Limited; and Texaco Exploration and Production Inc. The Company is not dependent upon any single propane supplier or group of propane suppliers. To assure adequate supply, a portion of the Company's propane inventory is purchased under supply contracts which typically have a one year term and a fluctuating price relating to spot market prices. The balance of the Company's propane supplies are purchased on the spot market. In addition, the Company owns a storage facility in Seymour, Indiana in which it is able to store 22 million gallons of propane in an underground cavern. The facility is on a pipeline connected to Mont Belvieu, Texas, a major supply source for propane in the United States. Supplies of propane are typically readily available and not easily subject to disruption by international market forces.

     The Company believes that its policy of contracting for substantially all its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Company further believes that relations with its current suppliers are satisfactory.

COMPETITION

     The Company's businesses are highly competitive. The Company's fuel oil division competes with fuel oil distributors offering a broad range of services and prices, from full service distributors, like the Company, to those offering delivery only. Competition with other companies in the fuel oil industry is based primarily on customer service and price.

     Long-standing customer relationships are typical in the retail home heating oil industry. Many companies in the industry, including Petro, deliver home heating oil to their customers based upon weather conditions and historical consumption patterns without the customer having to make an affirmative purchase decision each time oil is needed. In addition, most companies, including Petro, provide home heating equipment repair service on a 24-hour per day basis, which tends to build customer loyalty.

     Long-standing customer relationships are also typical of the retail propane industry. Retail propane customers generally lease their storage tanks from their suppliers. The lease terms and, in most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. The inconvenience of switching tanks minimizes a customer's tendency to switch among suppliers of propane on the basis of minor variations in price.

EMPLOYEES

     As of December 31, 1994, the fuel oil division had 2,574 employees, of whom 780 were office, clerical and customer service personnel, 807 were heating equipment repairmen, 629 were oil truck drivers and mechanics, 216 were management and staff and 142 were employed in sales. Approximately 380 of those employees are seasonal, and management expects to rehire the majority of them for the next heating season. Approximately 700 employees are represented by 19 different local chapters of local unions.

     As of December 31, 1994, Star Gas had 582 full time employees, of which 29 were employed at the corporate office in Stamford, Connecticut and 553 were located in branch offices of which 217 were administrative, 243 were engaged in transportation and storage and 93 were engaged in field servicing. Approximately 50 of Star Gas' employees are represented by four different local chapters of labor unions.

     Management believes that its relations with both its union and non-union employees are satisfactory.

ENVIRONMENTAL MATTERS

     The Company has implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws. The Company has not incurred any significant environmental compliance costs and compliance with environmental regulations has not had a material effect on the Company's operating or financial condition. This is primarily due to the Company's general policy of not owning or operating fuel oil terminals and of closely monitoring its compliance with all environmental laws. In light of the Company's general policy regarding operations and environmental compliance, the Company does not expect environmental compliance to have a material effect on its operations and financial condition in the future. While the Company has received notifications for three sites under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, two claims against the Company were voluntarily dismissed and the third was closed for $20,000. There is no environmental risk associated with propane since if it is accidentally released from a storage container it becomes a gas and dissipates. Propane is, however, a highly explosive liquid. The Company's policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

                            ITEM 2.  PROPERTIES


     The following table presents information concerning the Company's heating oil facilities:

                                                         Owned/Lease
                                                         Expiration
Location                Type of Facility                    Date
- --------                ----------------                 -----------

New York
Astoria                 Office/Garage                    12/31/95
Billings                Office/Garage/Storage            11/30/99
Brooklyn                Office                           Owned
Brooklyn                Garage                           Owned
Brooklyn                Office/Garage                    10/31/00
Brooklyn                Garage                           10/31/05
Hicksville              Office/Garage                     7/14/01
Oyster Bay              Office/Garage                     8/31/96
Patchogue               Office/Garage                    10/03/96
Plainview               Garage                           Owned
Plainview               Office/Garage                    10/31/00
Southampton             Office/Storage                    7/31/98
Staten Island           Office/Garage                     6/30/96
Westbury                Office/Garage                    10/31/95

New Jersey
Camden                  Office/Garage                    Owned
Clark                   Office                            4/30/99
Hanover                 Office/Garage                     5/31/96
Lakewood                Office/Garage                     9/30/95
Linden                  Office/Warehouse                  6/30/99
Princeton               Office/Garage/Storage            Owned

Connecticut
Bristol                 Office                            5/31/95
Canton                  Office/Garage/Storage            Owned
East Hartford           Office/Garage/Storage             2/01/00
Greenwich               Storage                           9/30/96
New Milford             Office/Garage                     8/31/98
North Haven             Office/Garage                     9/15/00
Norwalk                 Office/Garage                    12/31/96
Stamford                Corporate Headquarters            8/31/03
Stamford                Office/Garage                     6/30/99
Waterbury               Office                            6/30/96

                                                         Owned/Lease
                                                         Expiration
Location                Type of Facility                    Date
- --------                ----------------                 -----------

Massachusetts
Attleboro               Office/Storage                    6/30/95
Holden                  Office/Garage/Storage            Owned
Lawrence                Office/Garage                    Owned
Revere                  Office/Garage                     8/31/96
Rochdale                Office/Storage                   Owned
Springfield             Office/Garage/Storage            Owned
Westwood                Office/Storage/Garage             6/15/97
Westwood                Boston Corporate                 11/30/98

Pennsylvania
Allentown               Office/Garage                     5/31/98
East Stroudsbourg       Office/Garage/Warehouse           8/11/95
Hatfield                Office/Storage                    9/12/97
Palmyra                 Office/Garage/Storage            Owned
Reading                 Office/Garage                    Owned
Southampton             Office                            9/12/99


New Hampshire
Amherst                 Storage                          Owned
Milford                 Office/Garage                     3/31/96
Portsmouth              Office/Garage                     9/01/95

Rhode Island
East Greenwich          Office/Storage                    6/30/95
Providence              Office/Garage                     5/31/98
Woosocket               Office                            6/30/95

Maryland
Baltimore               Office/Garage/Storage            Owned
Forrestville            Office/Garage                     3/31/08

   The following table presents information concerning the Star Gas facilities:

                                                         Owned/Lease
                                                         Expiration
Location                Type of Facility                    Date
- --------                ----------------                 -----------

New York
Poughkeepsie            Office/Storage/Plant             Owned
Washingtonville         Office/Storage/Plant              1/11/05

New Jersey
Maple Shade             Office/Storage/Plant             Owned
Pennsauken              Office                           Owned
Tuckahoe                Office/Storage/Plant             Owned

Connecticut
Stamford                Corporate Headquarters            5/1/04

Massachusetts
Athol                   Tank                             Owned
Belchertown             Office/Storage/Plant             Owned
Clinton                 Office/Storage/Plant             Owned
Gardner                 Land                             Owned
Ludlow                  Office/Storage/Plant             Owned
Milbury                 Storage                          Owned
Oxford                  Storage/Tank                     Owned
Rochdale                Office/Storage/Plant             Owned
Swansea                 Office/Storage                   Owned
Winchendon              Office/Tank                      Owned

Pennsylvania
Ashland                 Tank                             Owned
Brandonville            Storage                          Owned
Hazelton                Office/Storage/Plant             Owned
Hometown                Storage                          Owned
Wind Gap                Office/Storage/Plant             Owned

New Hampshire
Swanzey                 Tank                             Owned
Wolfboro                Office                           12/31/95

Rhode Island
Davisville              Office/Storage/Plant             Owned
Pawtucket               Tank                             Owned

Maine
Fairfield               Office/Storage/Plant             Owned
Fryeburg                Plant                            Owned
Fryeburg                Office                            2/28/98
Portland                Storage/Plant                    Owned
Skowhegan               Office/Storage/Plant             Owned
Wells                   Office/Plant                      9/27/96
Windham                 Office/Plant                      3/31/99

                                                         Owned/Lease
                                                         Expiration
Location                Type of Facility                    Date
- --------                ----------------                 -----------

Ohio
Cincinnati              Office                            6/30/96
Custar                  Tank                             Owned
Defiance                Office/Storage/Plant             Owned
Deshler                 Office/Storage/Plant             Owned
Fairfield               Office/Storage/Plant             Owned
Fort Recovery           Office/Storage/Plant             Owned
Hebron                  Office/Storage/Plant             Owned
Ironton                 Office/Storage/Plant             Owned
Lancaster               Office/Storage/Plant             Owned
Lewisburg               Office/Storage/Plant             Owned
Loveland                Office/Storage/Plant              7/28/97
Lynchburg               Office/Storage/Plant             Owned
Macon                   Office/Storage/Plant             Owned
Milford                 Office/Storage/Plant             Owned
Mount Orab              Office/Storage/Plant             Owned
New Richmond            Storage                          Owned
North Star              Office/Storage/Plant             Owned
Ripley                  Office/Storage/Plant             Owned
Sabina                  Office/Storage/Plant             Owned
Sidney                  Storage                          Owned
Waverly                 Office/Storage/Plant             Owned
West Union              Office/Storage/Plant             Owned

Michigan
Hillsdale               Office/Storage/Plant             Owned

Kentucky
Bedford                 Storage                          Owned
Glencoe                 Office/Storage/Plant             Owned
Prospect                Office/Storage/Plant             Owned
Sadieville              Storage                          Owned
Shelbyville             Office/Storage/Plant              8/1/97
Silgo                   Storage                          Owned
Williamstown            Office/Storage/Plant              8/1/99

Indiana
Akron                   Office/Storage/Plant             Owned
Bainbridge              Storage                          Owned
Batesville              Office/Storage/Plant             Owned
Bluffton                Office                           Owned
Bluffton                Storage/Plant                    12/31/95
Charlestown             Storage                          Owned
Coal City               Office/Storage/Plant              5/1/98
College Corner          Office/Storage/Plant             Owned
Columbia City           Office/Storage/Plant             Owned
Crothersville           Storage                          Owned
Decatur                 Office/Storage/Plant             Owned
East Enterprise         Storage                          Owned
Ferdinand               Office                            8/1/96
Ferdinand               Storage/Plant                    Owned

                                                         Owned/Lease
                                                         Expiration
Location                Type of Facility                    Date
- --------                ----------------                 -----------

Indiana (Continued)
Greencastle             Office/Storage/Plant             Owned
Huntington              Storage                          Owned
Jeffersonville          Office/Storage/Plant             Owned
Laconia                 Storage                          Owned
Lanesville              Storage                          12/31/95
Linton                  Office/Storage/Plant             Owned
Madison                 Office/Storage/Plant             12/31/95
Marengo                 Storage                          Owned
Medora                  Storage                          Owned
New Salisbury           Office/Storage/Plant             Owned
North Manchester        Office/Storage/Plant             Owned
North Vernon            Office/Storage/Plant             Owned
North Webster           Office/Storage/Plant             Owned
Portland                Office/Storage/Plant             Owned
Remington               Office/Storage/Plant             Owned
Richmond                Office/Storage/Plant             Owned
Salem                   Office/Storage/Plant             Owned
Sellersburg             Office                            7/1/95
Seymour                 Office/Plant                     Owned
Sulphur Springs         Office/Storage/Plant             Owned
Versailles              Office/Storage/Plant             Owned
Warren                  Office/Storage/Plant             Owned
Waterloo                Office/Storage/Plant             Owned
Winamac                 Office/Storage/Plant             Owned


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


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                   None.

                                  PART II

               ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS


Class A Common Stock

     The Company's Class A Common Stock is traded on the National
Association of Securities Dealers Inc. National Market under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock for 1993 and 1994 were as follows:

                      1993                         1994
             -------------------------    --------------------------
               High     Low   Dividend     High      Low    Dividend
             -------  ------- --------    ------   -------  --------
Quarter
1st          $10 3/4  $ 8 1/4 $.1125      $ 9 1/4  $ 8 1/8  $.1375
2nd           11 1/4    8 1/4  .1375        8 5/8    6 3/4   .1375
3rd            9        7 3/4  .1375        9 1/2    6 5/8   .1375
4th           10        7      .1375        9 1/4    8 1/4   .1375


     The last sale price of the Class A Common Stock on March 1, 1995 was $7.00 per share. As of March 1, the Company had 120 shareholders of record of its Class A Common Stock. The Company declared a dividend of $.1375 per share of Class A Common Stock which was paid on January 3, 1995 to holders of record as of December 15, 1994. The Company has also declared a dividend of $.15 per share of Class A Common Stock payable on April 3, 1995 to holders of record on March 15, 1995.

Class B Common Stock

     During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994. The Company's Articles of Incorporation provide that when the Company terminates the Special Dividends, the holders of Class B Common Stock have the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends. As a result of terminating the Special Dividends, the Company was required to repurchase 201,298 shares of Class B Common Stock for approximately $3.5 million.

     As of March 1, 1995 there were 15,603 shares of Class B Common Stock outstanding. The remaining Class B Common Stockholders will not be paid any dividends until the aggregate amount of dividends paid on all other classes of stock exceeds the Common Stock Allocation as defined. At December 31, 1994 the Common Stock Allocation was approximately $112.3 million.

     As a result of this stock repurchase, the Class B Common Stock is no longer listed on the American Stock Exchange, and there is no longer an established public trading market for it.

Class C Common Stock

     There is no established trading market for the Company's Class C Common Stock, $.10 par value. The number of record holders of the Company's Class C Common Stock at March 1, 1995 was 20.

     The Company declared cash dividends on its Class C Common Stock of $.525 per share in 1993 and declared cash dividends of $.55 per share in 1994. In addition, the Company declared a dividend of $.1375 per share of Class C Common Stock which was paid on January 3, 1995 to holders of record as of December 15, 1994. The Company has declared a dividend of $.15 per share of Class C Common stock payable on April 3, 1995 to holders of record on March 15, 1995.

Dividend Policy

     One of the Company's primary financial objectives is to pay dividends on its Common Stock and to increase such dividends to reflect improvements in the Company's financial performance. Pursuant to this objective, the Company has recently adopted a policy of paying annual dividends of at least 30% of NIDA. It is also the Company's objective to have consistency in dividends. As a result, the Company will not necessarily increase or decrease dividends based on what it considers to be temporary increases or decreases in NIDA.

     The Company is currently paying quarterly dividends on its Class A and Class C Common Stock at an annual rate of $0.60 per share. The Company has historically paid dividends on January 2, April 1, July 1 and October 1 of each year.

     The Company reviews its dividend policy from time to time in light of the Company's results of operations, financial condition, capital needs, future projects and other facts deemed relevant by the Board of Directors. While the board of Directors may vary the dividend policy to reduce or eliminate dividends, the approval of the Class C Common stockholders is required to reduce dividends lower than the level established by a shareholders' agreement among the Class C Common Stockholders.

     The Company may pay dividends on the Class A Common Stock and Class C Common Stock only upon paying all current and cumulative dividends on the Redeemable Preferred Stock. The Company has paid all current and cumulative dividends on such stock. The Company believes that it has sufficient liquidity to meet all dividend requirements on the Redeemable Preferred Stock and to pay dividends on the Class A Common Stock and the Class C Common Stock in accordance with its dividend policy as set forth above.

     Under the terms of the Company's debt instruments, the Company is restricted to the amount of dividend distributions it can make on its capital stock. Under the most restrictive dividend limitations, $26.0 million was available for the payment of dividends on all classes of Common Stock at December 31, 1994.

                 ITEM 6.  SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. The Company typically generates net income and NIDA in the quarters ending in March and December and experiences net losses and negative NIDA during the non-heating season quarters ending in June and September. Although EBITDA and NIDA should not be considered as substitutes for net income (loss) as an indicator of the Company's operating performance and NIDA is not a measure of the Company's liquidity, they are included in the following table as they are the bases upon which the Company assesses its financial performance, compensates management and establishes dividends. For additional information as to liquidity, see the Consolidated Statements of Cash Flows included elsewhere in this report. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                                                 Year Ended December 31,
                                               ------------------------------------------------------------------
                                                 1990           1991          1992           1993          1994
                                               --------       --------      --------       --------      --------
                                                                       (in thousands, except per share data)
Income Statement Data:
Net sales                                      $567,414      $523,243      $512,430       $538,526      $546,677
Cost of sales                                   435,031       378,772       350,941        366,809       362,981
                                               --------      --------      --------       --------      --------
        Gross profit                            132,383       144,471       161,489        171,717       183,696
Operating expenses                              106,076       104,435       110,165        123,280       128,310
Amortization of customer lists                   25,571        24,840        23,496         23,183        19,748
Depreciation and amortization of
 plant and equipment                              5,796         5,550         5,534          5,933         6,469
Amortization of deferred charges                  4,946         5,185         5,363          5,548         6,177
Provision for supplemental benefit                   --           --          1,974            264           373
                                                -------      --------      --------       --------      --------
  Operating income (loss)                       (10,006)        4,461        14,957         13,509        22,619
Interest expense--net                            20,900        20,728        18,622         20,508        23,766
Other income (expense)--net                        (228)          (45)         (324)          (165)          109
                                               --------      --------      --------       --------      --------
  Loss before income taxes,
   equity interest in Star Gas,
   and extraordinary item                       (31,134)      (16,312)       (3,989)        (7,164)       (1,038)
Income taxes (benefit)                           (1,867)          250           400            400           600
                                               --------      --------      --------       --------      --------
  Loss before equity interest in
   Star Gas and extraordinary item              (29,267)      (16,562)       (4,389)        (7,564)       (1,638)
   Share of loss of Star Gas                         --            --            --             --        (1,973)
                                               --------      --------      --------       --------      --------
  Loss before extraordinary item                (29,767)      (16,562)       (4,389)        (7,564)       (3,611)
Extraordinary item-loss on
  early extinguishment of debt                      --            --            --            (867)         (654)
                                               --------      --------      --------       --------      --------
        Net loss                               $(29,267)     $(16,562)     $ (4,389)      $ (8,431)     $ (4,265)
                                               ========      ========      ========       ========      ========

Net loss applicable to Common Stock            $(30,624)     $(19,855)     $ (8,842)      $(11,798)     $ (7,776)

Net Income (loss) per common share:
  Class A Common Stock                         $  (2.81)     $  (1.64)     $   (.81)      $   (.57)     $   (.37)
  Class B Common Stock                             1.70           .31          1.14           1.88          1.10
  Class C Common Stock                            (2.81)        (1.64)         (.81)          (.57)         (.37)
Other Data:
EBITDA(1)                                      $ 26,307      $ 40,036      $ 51,325       $ 48,437      $ 55,386
NIDA(2)                                        $  4,639      $ 15,744      $ 27,721       $ 23,176      $ 27,012
Gallons of home heating oil
 and retail propane sold                        398,989       385,557       423,354        443,487       456,719
Cash Dividends declared per
  common share:
  Class A Common Stock                            $0.08         $  --         $0.18         $0.525         $0.55
  Class B Common Stock                             1.70          0.31          1.14           1.88          1.10
  Class C Common Stock                             0.08            --          0.18          0.525          0.55
Weighted average number of
 common shares outstanding:
  Class A Common Stock                           10,181        10,181        12,854         18,993        19,195
  Class B Common Stock                            3,034         3,034         2,447            217           152
  Class C Common Stock                            2,545         2,545         2,545          2,545         2,550
(Footnotes on next page)



                                                                       At December 31,
                                                ------------------------------------------------------
                                                  1990           1991           1992          1993           1994
                                                --------       --------       --------      --------       ---------
                                                                           (in thousands)
Balance Sheet Data:
  Cash                                          $  5,529      $  2,907       $  3,860      $  4,614       $ 15,474
  Working capital (deficiency)                    (5,520)      (12,038)        (6,744)       16,694          28,344
  Total assets                                   260,665       220,010        252,783       256,589         397,174
  Long-term debt                                 146,193       141,830        135,058       185,311         309,945
  Redeemable preferred stock
    (long-term portion)                           25,000        30,023         37,718        20,833          36,632
  Stockholders' deficiency                       (40,087)      (61,444)       (33,917)      (61,964)        (66,176)

- ------------------------------------
(1) "EBITDA" means operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA is a component of the ratio of EBITDA to interest expense, net. This is a significant ratio in that the Company's ability to incur additional debt under various lending arrangements is dependent upon achieving at least a 2.0 to 1 EBITDA to interest expense, net ratio.

(2) "NIDA" means net income (loss), plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges, associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company. NIDA is the principal basis upon which the Company compensates executives and establishes dividends.

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

Overview

     In analyzing the Company's results, one should consider the Company's active acquisition program, the rapid rate of amortization of customer lists purchased in heating oil acquisitions, the seasonal nature of the demand for residential heating and the general ability of heating oil and propane distributors to pass on variations in wholesale costs to their customers. The following enumerates certain factors that should be considered.

     First, the financial results of a given year do not reflect the full impact of that year's acquisitions. Historically, most acquisitions have been made during the non-heating season because many sellers desire to retain winter profits but avoid summer losses. Therefore, the effect of acquisitions made after the heating season are not fully reflected in the Company's sales volume and operating and financial results until the following calendar year.

     Second, substantially all purchased intangibles have been comprised of customer lists and covenants not to compete. Amortization of customer lists is a non-cash expense which represents the write-off of the amount paid for customers acquired in connection with acquisitions who later terminate their relationship with the Company. Based on the Company's analysis of historical purchased fuel oil customer attrition rates, customer lists are amortized 90% over a six-year period and the balance over a 25-year period. However, the Company's net loss of heating oil customers has averaged approximately 5% per annum over the past five years, as the loss of purchased accounts has been partially offset by new customers obtained through internal marketing. Amortization for propane customer lists is computed using the straight-line method with cost amortized over fifteen years. The covenants not to compete are amortized over the lives of the covenants, which generally range from five to seven years.

     Third, the seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter and 30% in the fourth quarter of each year and 35% of its annual volume of propane in each of the first and fourth quarters of each calendar year. As a result, acquisitions made during the spring and summer months generally have a negative effect on earnings in the calendar year in which they are made. Most of the costs associated with an acquired distributor are incurred evenly throughout the remainder of the year, whereas a smaller percentage of the purchased company's annual volume and gross profit is realized during the same period.

     Finally, changes in total dollar sales do not necessarily affect the Company's gross profit or net income. Since the Company historically has added a per gallon margin onto its wholesale costs, variability in supply prices has affected net sales but generally do not affect net income. As a result, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of the decrease in volume would be to reduce net income.

     Factors that impact the Company's ability to continue following its current operating strategy in the foreseeable future include its ability to continue to grow through acquisitions, while continuing to replace lost customers through internal marketing.

Results of Operations and Other Data

1994 Compared to 1993

     Net sales in 1994 increased to $546.7 million from $538.5 million in 1993. This $8.2 million increase was due to the Star Gas acquisition, which increased sales by $11.1 million, offset by a decline of $2.9 million in the heating oil division. Sales were lower in the heating oil division as volume growth was more than offset by lower selling prices, reflecting a lower wholesale costs of product.

     In 1994 retail volume of home heating oil and propane increased to
456.7 million gallons, 3.0% greater than the 443.5 million gallons delivered in 1993, due to the Star Gas acquisition (9.6 million gallons) and the impact of the nine home heating oil acquisitions completed in 1993 whose annual volume was fully reflected for the first time in 1994 and the nine home heating oil acquisitions completed in 1994. Partially offsetting the positive impact of the acquisitions, was 1.5% warmer weather experienced in the heating oil division and attrition in the Company s home heating oil customer base. In 1994, the Company also sold 39.4 million gallons of other petroleum products and wholesale propane, 8.2% greater than the 36.4 million gallons sold in 1993. This increase of 3.0 million gallons was primarily due to the wholesale propane volume associated with the Star Gas acquisition.

     Gross profit increased 7.0% from $171.7 million in 1993 to $183.7 million for 1994 due to the $5.8 million of gross profit realized by Star
Gas in December 1994 and to a $6.2 million increase in gross profit in the heating oil division. The increase in the heating oil division gross profit from $171.7 million to $177.9 million was attributable to an increase in volume and to improved gross profit margins from 38.7 cents per gallon to
39.8 cents per gallon. The increase reflects an increase in heating oil gross profit margins on the sale of home heating oil offset in part by an increase in the net cost of providing heating equipment repair and maintenance services and the additional costs associated with the severe winter weather experienced during the first quarter of 1994.

     Direct delivery expense increased $3.1 million from $29.9 million in 1993 to $33.0 million in 1994. This increase was due to the additional costs associated with larger volume and temporary delivery inefficiencies experienced during the first quarter of 1994 created by severe winter weather conditions and delivery costs of $1.1 million associated with the Star Gas volume.

     Selling, general and administrative expenses increased 2.1% to $95.3 million in 1994 from $93.4 million in 1993. While expenses declined by $0.4 million in the heating oil division despite larger volume, this decline was offset by $2.3 million of expenses of Star Gas for December 1994. On a per gallon basis, the expenses in the heating oil division declined by 1.2% due primarily to a $3.0 million reduction in marketing expenses. The marketing expense decline resulted from the Company's more disciplined customer service oriented marketing strategy. This decrease in marketing expenses was offset by increases in insurance and operating expenses attributable to the first quarter severe winter weather conditions.

     Amortization of customer lists, and deferred charges decreased 9.8% or $2.8 million to $25.9 million. These non-cash expenses declined as certain customer lists and deferred charges became fully amortized. Depreciation and amortization of plant and equipment increased $0.5 million to $6.5 million due primarily to the Star Gas acquisition.

     Operating income increased to $22.6 millon for 1994 from $13.5 million in 1993. This significant improvement was due to volume growth and to improved home heating oil margins which were partially offset by first quarter 1994 weather related increases in service, delivery and operating expenses. The decline in depreciation and amortization expense also contributed to the increase in operating income.

     Net interest expense increased $3.3 million to $23.8 million for 1994 due primarily to an increase of $26.1 million in total average borrowings from $190.9 million to $217.0 million, offset by a reduction in the average borrowing rate from 11.0% to 10.8%. Also contributing to the increase was $0.6 million of interest expense of Star Gas.

     Income taxes were $0.6 million in 1994 compared to $0.4 million in 1993 and represent certain state income taxes applicable to profitable subsidiaries that are not included in consolidated state returns. The Company had losses for Federal Income Tax purposes in each of these periods. The Company has available $55.3 million of net operating loss carryforwards at December 31, 1994.

     Based on Petro's ownership percentage of Star Gas prior to December 7, 1994, $2.0 million was recorded as a loss under the equity method of accounting. In December 1994, the Company exercised certain options to acquire the remaining common equity of Star Gas and its results are included in the consolidated financial statements of the Company.

     The extraordinary loss of $0.7 million for 1994 represents the cash premium paid in connection with the February 1994 refinancing of $50.0 in long term notes which were scheduled to mature in June 1994. In 1993 the Company recorded an extraordinary charge of $0.9 million representing a cash premium of $0.4 million and the write-off of $0.5 million in debt discount and related deferred charges when $25.0 million of subordinated debt scheduled to mature in 1993 and 1995 was refinanced.

     The net loss decreased from $8.4 million in 1993 to $4.3 million in 1994 due to the $9.1 million increase in operating income offset by an increase in net interest expense of $3.3 million and the $2.0 million of equity loss in Star Gas.

     Despite 1994 being approximately 1.5% warmer than 1993, EBITDA increased 14.3% to $55.4 million in 1994 from $48.4 million in 1993. This $6.9 million improvement was due to volume expansion associated with the Company s acquisition program, an increase in home heating oil gross profit margins and operating expense control.

1993 Compared to 1992

     Net sales increased in 1993 to $538.5 million from $512.4 million in 1992. This $26.1 million increase was attributable to volume growth and related service revenues associated with acquisitions ($55.4 million or 10.8%), offset by attrition in the Company's customer base ($18.6 million or 3.6%) and 2.6% warmer weather measured on a degree day basis ($10.9 million or 2.1%).

     In 1993 home heating oil volume, increased to 443.5 million gallons, 4.8% greater than the 423.4 million gallons delivered in 1992 due to the impact of the nine acquisitions completed in 1992 whose annual volume was fully reflected for the first time in 1993, and to a lesser extent, the nine acquisitions completed in 1993. The positive impact of the acquisitions was offset by the slightly warmer weather and attrition in the Company's customer base.

     Gross profit increased $10.2 million, (6.3%), from $161.5 million (38.1 cents per gallon) for 1992 to $171.7 million (38.7 cents per gallon) for 1993. The increase in gross profit was attributable to volume related increases aggregating $8.6 million and to a 2.0 cent per gallon increase in home heating oil margins ($9.0 million) as the Company was able to maintain selling prices despite a decline in wholesale product costs. The volume and margin increases in gross profit were offset by the higher cost of providing heating equipment repair and maintenance service to a larger customer base and the utilization of this service as part of the Company's internal marketing program.

     Direct delivery expense increased $3.1 million from $26.8 million in 1992 to $29.9 million in 1993. This increase was due primarily to the 4.8% increase in volume and the severe weather conditions experienced in March 1993 that temporarily increased delivery expenses.

     Selling, general and administration expenses increased from $83.4 million in 1992 to $93.4 million in 1993. This $10.0 million increase was due to expansion of the Company's marketing program ($2.4 million), selling, general and administrative expenses associated with acquisitions ($5.9 million) and other expense increases ($1.7 million). On a per gallon basis, these expenses increased 7.1% from 19.7 cents in 1992 to 21.1 cents in 1993. However, after adjustment for the warmer weather in 1993, the increase was 4.0% per gallon which was primarily attributable to the expansion of the Company's marketing program.

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

     Net interest expense increased $1.9 million, 10.1%, to $20.5 million for 1993. A reduction in the average borrowing rate was offset by a $31.1 million increase in long-term borrowings from $148.5 million, at an average interest rate of 11.9%, to $179.6 million, at an average interest rate of 11.4%. This increase in long-term borrowings was due to the conversion in March 1993 of $12.8 million of Redeemable Preferred Stock into Subordinated Notes due in 2000 and the issuance in April 1993 of $50.0 million of 10 1/8% Notes. The proceeds of this public issue were used to repay $25.0 million of long-term obligations with the balance being used to fund, in part, the Company's acquisition program. Offsetting the increase in long-term borrowings was a decline in short-term borrowings from $17.9 million, at an average interest rate of 5.9%, to $11.2 million, at an average interest rate of 5.4%. In addition, the Company reduced bank fees and generated interest income on higher cash balances in 1993 compared to 1992.

     The loss before income taxes and extraordinary items was $7.2 million, $3.2 million or 79%, greater than in 1992 due to the reduction in operating income and the increase in interest expense. Income taxes of $0.4 million were the same for both periods and represent certain state income taxes applicable to profitable subsidiaries that are not included in consolidated state returns. The Company had losses for federal income tax purposes in each of these periods.

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

Liquidity and Financial Condition

     One of the Company's primary financial strategies has been to finance its growth through a combination of internally generated capital, the sale of Common Stock, the issuance of Redeemable Preferred Stock and debt. This strategy has been pursued by financing acquisitions and other asset requirements made in the last five years, 41.6% with internally generated cash and funds from the 1992 offering of 4.3 million shares of Class A Common Stock and the issue of 2.5 million shares of Class A Common Stock in the 1994 acquisition of Star Gas, 10.4% with Redeemable Preferred Stock and 48.0% and with long-term debt and working capital. As a result of this strategy, for the year ended December 31, 1994, EBITDA was 2.3 times net interest expense.

     During 1994 the Company completed a public offering of $75.0 million of its 9 3/8% subordinated debentures due 2006. The net proceeds of the offering, $71.1 million, were used to repay $50.7 million of outstanding notes maturing in 1994 and the balance of the proceeds, $20.4 million, became available for the Company's acquisition program. Upon repayment of the notes, a $20.0 million cash collateral account securing the notes was released to the Company, thereby increasing the amount available for acquisitions to $40.4 million.

     Net cash provided by operating activities of $31.4 million, along with the $40.4 million of net proceeds from the issuance and refinancing of debt in February 1994 as mentioned above and the $24.0 million borrowed under the Company's credit facility amounted to $95.8 million for the year ended December 31, 1994. These funds were utilized in investing activities for acquisitions, the purchase of fixed assets and an additional cash investment in Star Gas totalling $31.7 million and in financing activities to repay $27.8 million of working capital, to purchase Redeemable Preferred Stock of $4.2 million, to repurchase Class B Common Stock for $3.4 million, to pay dividends of $15.5 million, and for other financing activities of $2.3 million. In addition, the Company financed a portion of its 1994 acquisitions with notes payable in the aggregate amount of $9.5 million.
As a result of the above activity, the Company's cash balance increased by $10.9 million at December 31, 1994.

     In December 1994, the Company completed its acquisition of Star Gas by purchasing certain equity securities for cash of $3.8 million and issuing
2.5 million shares of the Company's Class A Common Stock.

     The Company currently has available a $140 million credit facility consisting of a $75 million working capital commitment, a $50 million acquisition facility and a $15 million letter of credit commitment to secure certain insurance requirements. At December 31, 1994 there were no outstanding working capital borrowings, $16.0 million remained available under the acquisition facility and the Company had $28.3 million of working capital.

     In February 1995, the Company completed public offerings of $125.0 million of its 12 1/4% Subordinated Debentures due February 1, 2005 and approximately 2.9 million shares of Class A Common Stock. The net proceeds of the two offerings were approximately $139.2 million. In February 1995, $98.9 million of the proceeds were used to purchase $85.4 million of long term debt and preferred stock of Star Gas and to retire approximately 1.5 million shares of Class A Common Stock issued in the Star transaction. The Company intends to use $14.2 million of the proceeds in April 1995, to repay approximately $12.8 million of long-term debt due in March 2000. The balance of the net proceeds, approximately $26.1 million, will be available for general corporate purposes.

     For the remainder of 1995, the Company anticipates paying dividends on its Common Stock of approximately $14.9 million, redeeming $4.2 million of Redeemable Preferred Stock and paying $3.0 million in preferred dividends. Based on the Company's current cash position, bank credit availability, expected net cash provided by operating activities and the $26.1 million of available proceeds from the February 1995 public offerings, the Company expects to be able to meet all of the above mentioned obligations in 1995.

     Currently, the Company has no material commitments for capital expenditures.

            ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements, Page F-1


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

                                  PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8K


(a)  The following documents are filed as part of this report:

      1.  The following consolidated financial statements are included in
          Part II, Item 8:

          Consolidated Financial Statements of Petroleum Heat and Power Co., Inc. and Subsidiaries:

            Independent Auditors' Reports

            Consolidated Balance Sheets, December 31, 1993 and 1994

            Consolidated Statements of Operations, years ended
             December 31, 1992, 1993 and 1994

            Consolidated Statements of Changes in Stockholders' Equity
             (Deficiency) years ended December 31, 1992, 1993 and 1994

            Consolidated Statements of Cash Flows, years ended December 31,
             1992, 1993 and 1994

            Notes to Consolidated Financial Statements


      2.  The following financial schedule is submitted herewith:

          Schedule VIII - Valuation and Qualifying Accounts -
           Years Ended December 31, 1992, 1993 and 1994


      3.  (a) Exhibits

          The Exhibits which are listed on the Exhibit Index attached hereto.

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

10.52 --  Form of First Amendment to the US Leasing Purchase Agreement.(8)

10.53 --  Form of Third Amendment to the Connecticut General Note
          Agreement.(8)

10.54 --  Form of Second Amendment to the Hancock Note Agreement.(8)

10.55 -- Form of First Amendment to the Hancock/Northwestern Purchase Agreement.(8)

10.56 -- Form of Fourth Amendment dated January 21, 1994 to the Second Amended and Restated Credit Agreement.(8)

10.57 --  Employment Agreement dated July 21, 1994 with Thomas Isola.(10)

10.58 -- Agreement entered into as of the 7th day of December, 1994 among the Company, Pru Supply, Inc. and the Prudential Insurance Company of America.(2)

10.59 -- Agreement dated April 4, 1994 relating to stock options granted to Irik P. Sevin.(11)

10.60 -- Note dated December 31, 1994, in the amount of $1,640,060 due December 31, 1995 from Irik P. Sevin to the Company.(11)

10.61 --  Employment Agreement dated June 2, 1994 with Alex Szabo (12)
11.0  --  Computation of Per Share Earnings.(12)

21.0  --  Subsidiaries of Registrant.(12)

23.0  --  Consent of KPMG Peat Marwick LLP (12)

27.0  --  Financial Date Schedule (12)


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

 (8) Filed as Exhibits to the Registration Statement on Form S-2, File No. 33-72354, and incorporated herein by reference.

 (9) Filed as Exhibits to the Company's Periodic Report on Form 8-K filed on January 4, 1994, File No. 2-88526 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Periodic Report on Form 10-Q for the quarter ended September 1994 and incorporated herein by reference.

(11) Filed as Exhibits to the Registration Statement on Form S-2, File No.33-57059, and incorporated herein by reference.

(12)   Filed herein.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 15, 1995


                                   PETROLEUM HEAT AND POWER CO., INC.
                                              (Registrant)


                                   By:          Irik P. Sevin
                                       --------------------------------
                                                Irik P. Sevin
                                       President, Chairman of the Board,
                                       Chief Executive Officer and Chief
                                       Financial and Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Irik P. Sevin          President, Chairman of the       March 15, 1995
     -------------------    Board, Chief Executive Officer,
     Irik P. Sevin          and Chief Financial and Accounting
                            Officer and Director


     Audrey L. Sevin        Secretary and Director           March 15, 1995
- ------------------------
     Audrey L. Sevin


    Phillip E. Cohen        Director                         March 15, 1995
- ------------------------
    Phillip E. Cohen


    Thomas J. Edelman       Director                         March 15, 1995
- ------------------------
    Thomas J. Edelman


    Paul Biddelman          Director                         March 15, 1995
- ------------------------
    Paul Biddelman

            PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND FINANCIAL STATEMENT SCHEDULE



Consolidated Financial Statements of Petroleum Heat and Power Co.,
   Inc. and Subsidiaries

   Independent Auditors' Report                                      F-2

   Consolidated Balance Sheets, December 31, 1993
     and 1994                                                        F-3

   Consolidated Statements of Operations, Years
     ended December 31, 1992, 1993 and 1994                          F-4

   Consolidated Statements of Changes in Stockholders'
     Equity (Deficiency), Years ended December 31, 1992,
     1993 and 1994                                                   F-5

   Consolidated Statements of Cash Flows, Years
     ended December 31, 1992, 1993 and 1994                          F-6

   Notes to Consolidated Financial Statements                        F-8


Schedule for the years ended December 31, 1992, 1993 and 1994:

     VIII - Valuation and Qualifying Accounts                        F-28

                        INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors of
 PETROLEUM HEAT AND POWER CO., INC.:



     We have audited the accompanying consolidated balance sheets of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1993 and 1994, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1993 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK LLP


Stamford, Connecticut
March 2, 1995

                                        PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                                                    Consolidated Balance Sheets

                                                                                  December 31,
                                                                    -----------------------------------
Assets                                                                   1993                  1994
                                                                    -------------         -------------
 Current Assets:
  Cash                                                              $   4,613,546         $  15,473,726
   Accounts receivable (net of allowance of
    $1,026,202 and $1,769,225)                                         74,818,503            87,245,872
  Inventories                                                          13,992,928            21,745,912
  Prepaid expenses                                                      5,230,865             7,382,370
  Notes receivable and other current assets                             1,715,329             1,278,754
  U.S.Treasury Notes held in Cash Collateral Account                   20,000,000                -
                                                                    -------------         -------------
           Total current assets                                       120,371,171           133,126,634
                                                                    -------------         -------------

Property, plant and equipment - net                                    31,540,530           127,173,765
                                                                    -------------         -------------

Intangible assets (net of accumulated amortization
 of $217,190,143 and $243,115,249)
   Customer lists                                                      73,177,198           102,635,953
    Deferred charges and pension costs                                 15,049,897            32,691,593
                                                                    -------------         -------------
                                                                       88,227,095           135,327,546
                                                                    -------------         -------------
Investment in Star Gas Corporation                                     16,000,000                -
                                                                    -------------         -------------

Other assets                                                              450,000             1,545,560
                                                                    -------------         -------------
                                                                    $ 256,588,796         $ 397,173,505
                                                                    =============         =============
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Current debt                                                      $  28,033,345          $  5,617,431
  Current maturities of cumulative redeemable
    preferred stock                                                     4,166,667             4,166,667
  Accounts payable                                                     16,664,026            19,786,545

  Customer credit balances                                             22,324,023            26,902,593

  Unearned service contract revenue                                    13,018,983            14,333,612
  Accrued expenses and other liabilities                               19,469,875            33,975,297
                                                                    -------------          ------------
           Total current liabilities                                  103,676,919           104,782,145
                                                                    -------------         -------------

Supplemental benefits and other liabilities                             1,652,314             2,961,441
                                                                    -------------         -------------
Pension plan obligation                                                 7,079,494             9,029,232
                                                                    -------------         -------------
Notes payable and other long-term debt                                 50,047,059            99,680,918
                                                                    -------------         -------------

Senior notes payable                                                        -                42,631,832
                                                                    -------------         -------------
Subordinated notes payable                                            135,263,663           167,631,831
                                                                    -------------         -------------
Star Gas preferred stock                                                    -                19,965,766
                                                                    -------------         -------------

Cumulative redeemable exchangeable preferred stock                     20,833,333            16,666,533
                                                                    -------------         -------------

Stockholders' equity (deficiency):

  Common stock - par value $.10 per share                               2,175,462             2,411,963
  Additional paid-in capital                                           54,416,259            72,295,754
  Deficit   (112,741,672)                                            (132,952,881)
  Minimum pension liability adjustment                                 (4,534,035)           (6,651,029)
                                                                    -------------            ----------

                                                                      (60,683,986)          (64,896,193)

  Note receivable from stockholder                                     (1,280,000)           (1,280,000)
                                                                    -------------           -----------

  Total stockholders' equity (deficiency)                             (61,963,986)          (66,176,193)
                                                                    -------------           -----------

                                                                    $ 256,588,796         $ 397,173,505
                                                                    =============         =============

                                    See accompanying notes to consolidated financial statements.



                                        PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                                               Consolidated Statements of Operations


                                                                              Year Ended December 31,
                                                                 ----------------------------------------------
                                                                     1992                   1993                  1994
                                                                 ------------           ------------          ------------

Net sales                                                        $512,430,194           $538,526,317           $546,677,217
Cost of sales                                                     350,941,386            366,809,517            362,981,191
                                                                 ------------           ------------           ------------
 Gross profit                                                     161,488,808            171,716,800            183,696,026
Selling, general and administrative
 expenses                                                          83,407,680             93,378,666             95,314,239
Direct delivery expense                                            26,756,585             29,901,565             32,995,251
Amortization of customer lists                                     23,496,438             23,182,730             19,748,453
Depreciation and amortization of
 plant and equipment                                                5,534,205              5,933,100              6,469,374
Amortization of deferred charges                                    5,363,321              5,548,246              6,176,653
Provision for supplemental benefits                                 1,973,728                263,586                373,034
                                                                 ------------           ------------           ------------
  Operating income                                                 14,956,851             13,508,907             22,619,022

Other income (expense):
  Interest expense                                                (20,204,808)           (22,155,840)           (25,281,531)
  Interest income                                                   1,582,885              1,647,435              1,515,737
  Other                                                              (324,293)              (164,686)               108,975
                                                                 ------------           ------------           ------------

  Loss before income taxes, equity
    interest in Star Gas and
    extraordinary item                                             (3,989,365)            (7,164,184)            (1,037,797)
Income taxes                                                          400,000                400,000                600,000
                                                                 ------------           ------------           ------------
     Loss before equity interest in Star
    Gas and extraordinary item                                     (4,389,365)            (7,564,184)            (1,637,797)
                                                                 ------------           ------------           ------------
Share of loss of Star Gas Corporation                                  -                       -                 (1,973,000)
                                                                 ------------           ------------           ------------
  Loss before extraordinary item                                   (4,389,365)            (7,564,184)            (3,610,797)
                                                                 ------------           ------------           ------------
Extraordinary item-loss on early
   extinguishment of debt                                              -                    (867,110)              (654,500)
                                                                 ------------           ------------           ------------
  Net loss                                                       $ (4,389,365)          $ (8,431,294)          $ (4,265,297)
                                                                 ============           ============           ============

Net loss applicable to common stock                              $ (8,842,105)          $(11,798,320)          $ (7,775,508)

Income (loss) before extraordinary
 item per common share:
   Class A Common Stock                                          $  (.81)                  $  (.53)                 $ (.34)
   Class B Common Stock                                             1.14                      1.88                    1.10
   Class C Common Stock                                             (.81)                     (.53)                   (.34)

Extraordinary loss per common share:
   Class A Common Stock                                          $    -                    $  (.04)                 $ (.03)
   Class B Common Stock                                               -                         -                       -
   Class C Common Stock                                               -                       (.04)                   (.03)

Net income (loss) per common share:
   Class A Common Stock                                          $  (.81)                  $  (.57)                 $ (.37)
   Class B Common Stock                                             1.14                      1.88                    1.10
   Class C Common Stock                                             (.81)                     (.57)                   (.37)

Weighted average number of common
 shares outstanding:
   Class A Common Stock                                            12,854,266             18,992,579             19,195,086
   Class B Common Stock                                             2,447,473                216,901                152,370
   Class C Common Stock                                            2,545,139               2,545,139              2,549,504




                                    See accompanying notes to consolidated financial statements.

                                                                F-4

                                             PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                                      Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                                            Years Ended December 31, 1992, 1993 and 1994



                                                                    Common Stock
                               -------------------------------------------------------------------------------------------
                                          Class A                         Class B                        Class C
                               ------------------------------------------------------------------------------------------
                                   No. of                          No. of                         No. of
                                   Shares         Amount           Shares         Amount          Shares         Amount
                                   ------         ------           ------         ------          ------         ------
Balance at December 31, 1991     10,180,558     $1,018,056       3,034,060       $303,406        2,545,139       $254,514

Net Loss
Cash dividends declared and
  paid
Cash dividends payable
Accretion of redeemable
  preferred stock
Class A Common Stock issued       4,330,000        433,000
Class A Common Stock
  exchanged for Class B
  Common Stock                    4,482,021        448,202      (2,817,159)      (281,716)
Class A Commmon Stock issuance
  and exchange offer costs
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1992     18,992,579      1,899,258         216,901         21,690        2,545,139        254,514

Net Loss
Cash dividends declared
  and paid
Cash dividend payable
Accretion of redeemable
   preferred stock
Minimum pension liability
   adjustment
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1993     18,992,579      1,899,258         216,901         21,690        2,545,139        254,514

Net loss
Cash dividends declared and
  paid
Cash dividends payable
Repurchase of Class B Common
  Stock                                                           (196,198)       (19,620)
Repurchase of Class A Common
  Stock                            (190,309)       (19,031)
Class A Common Stock issued       2,489,626        248,962
Class A Stock Options exercised     209,517         20,952
Class C Stock Options exercised                                                                     52,380          5,238
Minimum pension liability
  adjustment
Stock option compensation
                               ------------------------------------------------------------------------------------------
Balance at December 31, 1994     21,501,413     $2,150,141          20,703         $2,070        2,597,519       $259,752
                               ==========================================================================================

                                                                          Minimum           Note
                                          Additional                      Pension        Receivable
                                           Paid-In                       Liability          from
                                           Capital         Deficit       Adjustment      Stockholder         Total
                                           -------         -------       ----------      -----------         -----
Balance at December 31, 1991             $12,550,522    ($74,290,322)         -         ($1,280,000)     ($61,443,824)

Net Loss
Cash dividends declared and                               (4,389,365)                                      (4,389,365)
  paid
Cash dividends payable                                    (7,987,026)                                      (7,987,026)
Accretion of redeemable                                   (2,607,435)                                      (2,607,435)
  preferred stock                           (194,740)                                                        (194,740)
Class A Common Stock issued               47,197,000                                                       47,630,000
Class A Common Stock
  exchanged for Class B
  Common Stock                              (166,486)                                                           -
Class A Commmon Stock issuance
  and exchange offer costs                (4,924,164)                                                      (4,924,164)
                               ---------------------------------------------------------------------------------------
Balance at December 31, 1992              54,462,132     (89,274,148)         -          (1,280,000)      (33,916,554)

Net Loss                                                  (8,431,294)                                      (8,431,294)
Cash dividends declared
  and paid                                               (11,972,850)                                     (11,972,850)
Cash dividend payable                                     (3,063,380)                                      (3,063,380)
Accretion of redeemable
   preferred stock                           (45,873)                                                         (45,873)
Minimum pension liability
   adjustment                                                              (4,534,035)                     (4,534,035)
                               ---------------------------------------------------------------------------------------
Balance at December 31, 1993              54,416,259    (112,741,672)      (4,534,035)   (1,280,000)      (61,963,986)

Net loss                                                  (4,265,297)                                      (4,265,297)
Cash dividends declared and
  paid                                                   (12,462,544)                                     (12,462,544)
Cash dividends payable                                    (3,483,368)                                      (3,483,368)
Repurchase of Class B Common
  Stock                                   (3,413,845)                                                      (3,433,465)
Repurchase of Class A Common
  Stock                                   (1,693,750)                                                      (1,712,781)
Class A Common Stock issued               21,846,469                                                       22,095,431
Class A Stock Options exercised              838,068                                                          859,020
Class C Stock Options exercised              209,523
Minimum pension liability                                                                                     214,761
  adjustment                                                               (2,116,994)                     (2,116,994)
Stock option compensation                     93,030                                                           93,030
                               ---------------------------------------------------------------------------------------
Balance at December 31, 1994             $72,295,754   ($132,952,881)     ($6,651,029)  ($1,280,000)     ($66,176,193)
                               =======================================================================================


                                        See accompanying notes to consolidated financial statements.

                                                                       F-5

                                           PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                                               Consolidated Statements of Cash Flows



                                                                                Year Ended December 31,
                                                                      --------------------------------------------
                                                                           1992                  1993                1994
                                                                      -------------          ------------        ------------
     Cash flows from operating activities:

       Net loss                                                       $(4,389,365)           $ (8,431,294)        $(4,265,297)
       Adjustments to reconcile net loss to
         net cash provided by operating
         activities:
         Amortization of customer lists                                 23,496,438             23,182,730          19,748,453
         Depreciation and amortization of
           plant and equipment                                           5,534,205              5,933,100           6,469,374
         Amortization of deferred charges
           and debt discount                                             5,394,397              5,548,246           6,176,653
         Share of loss of Star Gas
           Corporation                                                       -                      -               1,973,000
         Provision for losses on accounts
           receivable                                                    2,444,581              1,836,113           1,421,419
         Provision for supplemental benefits                             1,973,728                263,586             373,034
         Loss on bond redemptions                                          332,590                867,110             654,500
         Other                                                             (33,082)               138,279            (135,327)
         Decrease (increase) in accounts
           receivable                                                   (6,994,519)             1,703,898          (3,752,014)
         Decrease (increase) in inventory                               (2,438,308)             1,736,377          (3,497,813)
         Increase in prepaid expenses,
           notes receivable and other
           current assets                                                  (12,823)              (642,128)           (119,394)
         Decrease (increase) in other assets                              (200,000)               110,000            (214,000)
         Increase in accounts payable                                    2,360,312              1,374,508          (1,329,749)
         Increase (decrease) in customer
           credit balances                                                (822,574)             3,006,160           2,302,819
         Increase (decrease) in unearned
           service contract revenue                                        823,902               (161,448)          1,314,629
         Increase (decrease) in accrued
           expenses                                                       (756,093)               171,555           4,328,524
                                                                      ------------           ------------        ------------
       Net cash provided by operating
         activities                                                     26,713,389             36,636,792          31,448,811
                                                                      ------------           ------------        ------------


     Cash flows used in investing activities:

       Acquisitions                                                    (43,828,180)           (15,398,682)        (26,411,206)
       Capital expenditures                                            ( 5,842,766)            (3,232,234)         (4,171,603)
       Net proceeds from sales of fixed assets                             528,376                294,014             282,663
       Investment in Star Gas Corporation,
         net of cash acquired                                                -                (16,000,000)         (1,371,743)
                                                                      ------------           ------------        ------------

       Net cash used in investing activities                          $(49,142,570)          $(34,336,902)       $(31,671,889)
                                                                      ------------           ------------        ------------












                                    See accompanying notes to consolidated financial statements




                                                 PETROLEUM HEAT AND POWER CO., INC.
                                                          AND SUBSIDIARIES
                                               Consolidated Statements of Cash Flows



                                                                                 Year Ended December 31,
                                                                     ----------------------------------------------      ------
1992       1993                                                       1994
- ------- ----------                                                 ----------

Cash flows from financing activities:
  Net proceeds from issuance of
    common stock                                                42,705,836                   -                1,073,781
  Net proceeds from issuance of
    redeemable exchangeable
    preferred stock                                              7,499,950                   -                      -
  Net proceeds from issuance of
    subordinated notes                                           6,800,000               48,067,642          71,087,500
     Repayment of notes payable                                     -                        -              (50,654,500)
  Repurchase of preferred stock                                     -                        -               (4,166,800)
  Repurchase of common stock                                        -                        -               (5,146,246)
  Repurchase of subordinated notes                              (6,964,693)             (25,368,574)                -
    Credit facility borrowings                                 166,000,000              127,000,000          45,200,000
  Credit facility repayments                                  (173,750,000)            (131,000,000)        (49,000,000)
Decrease (increase) in cash
    collateral account                                         (10,000,000)              (5,000,000)         20,000,000
  Cash dividends paid                                           (8,279,636)             (14,580,285)        (15,525,924)
  Other                                                           (630,179)                (664,684)         (1,784,553)
                                                               -----------               -----------          -----------
          Net cash provided by (used in)
        financing activities                                    23,381,278               (1,545,901)         11,083,258
                                                               -----------               ----------          ----------

          Net increase in cash                                     952,097                  753,989          10,860,180

  Cash at beginning of year                                      2,907,460                3,859,557           4,613,546
                                                               -----------              -----------           ---------

  Cash at end of year                                          $ 3,859,557              $ 4,613,546         $15,473,726
                                                               ===========              ===========         ===========







Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for:
    Interest                                                    $20,238,486             $21,705,736         $22,712,191
    Income taxes                                                   319,487                  495,739             382,034

  Noncash investing activities:
    Acquisitions                                                    -                        -               (9,548,750)

  Noncash financing activities:
    Issuance of notes payable                                       -                        -                9,548,750







                               See accompanying notes to consolidated financial statements

                                                F-7

                        PETROLEUM HEAT AND POWER CO.,INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

    Principles of Consolidation

     The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc. (Petro) and its subsidiaries (the Company), each of which is wholly owned. The Company's home heating oil division currently operates in 28 major markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, D.C., serving approximately 409,000 customers in those areas. Star Gas, the Company's propane division, currently serves more than 145,000 customers in 63 locations in the Midwest and Northeast. Credit is granted to substantially all of these customers with no individual account comprising a concentrated credit risk.

    Basis of Presentation

     Certain reclassifications have been made to the 1992 and 1993 financial statements to conform to the 1994 presentation.


    Investment in Star Gas Corporation

     The Company's investment in Star Gas Corporation was accounted for using the equity method up until December 7, 1994, when the Company exercised its right to purchase the remaining outstanding common equity of Star Gas (the "Star Gas Acquisition") (see note 12). Since December 7, 1994 Star Gas operations, assets and liabilities have been included in the consolidated financial statements of the Company.

    Inventories

     Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                                                December 31,
                                       -----------------------------
                                           1993           1994
                                       -----------    -----------

       Fuel oil and propane gas        $ 6,289,676    $11,777,680
       Parts, appliances and
        equipment                        7,703,252      9,968,232
                                       -----------    -----------
                                       $13,992,928    $21,745,912
                                       ===========    ===========

    Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    Customer Lists and Deferred Charges

     Customer lists are recorded at cost less accumulated amortization. Amortization for the fuel oil customer lists is computed using the straight-line method with 90% of the cost amortized over six years and 10% of the cost amortized over 25 years. Amortization for propane customer lists is computed using the straight-line method with cost amortized over fifteen years.

     Deferred charges include goodwill, acquisition costs and payments related to covenants not to compete. The covenants are amortized using the straight-line method over the terms of the related contracts; acquisition costs are amortized using the straight-line method over a six-year period; while goodwill is amortized using the straight-line method over a twenty-five year period. Also included as deferred charges are the costs associated with the issuance of the Company's subordinated debt. Such costs are being amortized using the interest method over the lives of the instruments.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)  Summary of Significant Accounting Policies - (continued)

     The Company assesses the recoverability of intangible assets at the end of each fiscal year and, when appropriate, at the end of each fiscal quarter, by comparing the carrying values of such intangibles to market values, where a market exists, supplemented by cash flow analyses to determine that the carrying values are recoverable over the remaining estimated lives of the intangibles through undiscounted future operating cash flows. When an intangible asset is deemed to be impaired, the amount of intangible impairment is measured based on market values, as available, or by projected operating cash flows, using a discount rate reflecting the Company's assumed average cost of funds.

     Customer Credit Balances

     Customer credit balances represent payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual fuel charges on a fixed monthly basis) in excess of actual deliveries billed.

     Revenue Recognition

     Sales of fuel oil, propane, heating equipment and propane appliances are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight line basis, which generally do not exceed one year.

     Environmental Costs

     The Company expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonable estimated.

     Income Taxes

     The Company files a consolidated Federal income tax return with its subsidiaries. When appropriate, deferred income taxes are provided to reflect the tax effects of timing differences between financial and tax reporting. Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109) (See Note 9).

     Pensions

     The Company funds accrued pension costs currently on its pension plans, all of which are noncontributory.

     Common Stock

     In July 1992, the holders of Class A Common Stock exchanged 2,545,139 shares of Class A Common Stock for 2,545,139 shares of Class C Common stock (see note 6). All numbers of Class A and Class C Common Stock and related amounts have been retroactively adjusted in the accompanying financial statements to reflect such exchange.

     Net Income (Loss) per Common Share

     Net income (loss) per common share is computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding, after adjusting the net loss for preferred dividends and the accretion of 1991 Redeemable Preferred Stock, aggregating $4,452,000, $3,367,000, and $3,510,000 for the years ended 1992, 1993, 1994, respectively. Fully diluted net income (loss) per common share is not presented because the effect is not material or is antidilutive.




                                                  PETROLEUM HEAT AND POWER CO., INC.
                                                           AND SUBSIDIARIES
                                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(2) Property, Plant and Equipment

        The  components of  property, plant  and equipment  and their  estimated useful  lives were  as follows  at the indicated dates:

                                                                December 31,                          Estimated
                                                        ----------------------------
                                                           1993                   1994               Useful Lives
                                                        ----------            -----------            ------------
Land                                                    $ 1,519,065           $  7,183,465
Buildings                                                 5,069,864             13,520,485           20-45 years
Fleet and other equipment                                34,895,844             49,797,684           3-7   years
Tanks and equipment                                       5,867,082             73,075,418           8-30  years
Furniture and fixtures                                   11,861,514             15,381,273           5-7   years
Leasehold improvements                                    3,430,193              4,013,650           Terms of leases
                                                        -----------           ------------
                                                         62,643,562            162,971,975

Less accumulated depreciation
 and amortization                                        31,103,032             35,798,210
                                                        -----------           ------------
                                                        $31,540,530           $127,173,765
                                                        ===========           ============


(3) Notes Payable and Other Long-Term Debt

        Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:


                                                                                       December 31,
                                                                              ----------------------------
                                                                                 1993                    1994
                                                                              -----------            -----------
Notes payable to banks under credit
  facility (a)(c)                                                             $28,000,000            $ 24,000,000
Notes payable in connection with the
  acquisition of Whale Oil Corp., with
  interest at the rate of 9% per annum(b)(c)                                   50,000,000                  -
Notes payable to bank under revolving
  credit facility of subsidiary (d)                                                 -                   5,100,000
Star Gas long term debt (e)                                                         -                  65,350,000
Notes payable in connection with the purchase
  of fuel oil dealers, due in monthly,
  quarterly and annual installments with
  interest at various rates ranging from
  6% to 9% per annum, maturing at various
  dates through September 13, 1999                                                 80,404               9,595,809
Other notes payable (f)                                                             -                     722,575
Obligations under capital leases (See Note 4)                                       -                     529,965
                                                                               ----------             -----------
                                                                               78,080,404             105,298,349
Less current debt                                                              28,033,345               5,617,431
                                                                               ----------             -----------
                                                                              $50,047,059            $ 99,680,918
                                                                              ===========            ============

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(3) Notes Payable and Other Long-Term Debt - (Continued)


(a) Pursuant to a Credit Agreement, dated December 31, 1992 as restated and amended (Credit Agreement), the Company may borrow up to $75 million under a revolving credit facility with a sublimit under a borrowing base established each month. Amounts borrowed under the revolving credit facility are subject to a 45 day clean-up requirement prior to September 30 of each year and the facility terminates on June 30, 1996. As collateral for the financing arrangement, the Company granted to the lenders a security interest in the customer lists, trademarks and trade names owned by the Company, including the proceeds therefrom.

     On August 1, 1994, the Company further amended the Credit Agreement to include a $50 million two-year revolving credit acquisition facility, convertible into a three-year self amortizing loan. Assuming the refinancing of the Company's 11.85%, 12.17% and 12.18% Senior and Subordinated Notes due in 1998, repayments and/or sinking fund deposits equal to 1/3 of the outstanding balance of the facility on June 30, 1996 would be payable annually with the final payment due May 30, 1999. If the assumed refinancing does not occur on or prior to June 30, 1998, the final payment due on May 30, 1999 would be accelerated to June 30, 1998. The Company has additionally pledged its accounts receivable and inventory as security under the Credit Agreement.

     Interest on borrowings is payable monthly and is based upon the floating rate selected at the option of the Company plus 0 to 225 basis points, based upon the ratio of Consolidated Operating Profit to Interest Expense (as defined in the Credit Agreement). At December 31, 1994, there were no borrowings outstanding under the working capital portion of the facility and $24,000,000 was outstanding on the acquisition portion of the facility. The rate on the acquisition borrowings was 8.2% at December 31, 1994. The Company pays a facility fee of 0.375% on the unused portion of the revolving credit facility. Compensating balances equal to 5.0% of the average amount outstanding during the relevant period are also required under the agreement.

(b) On July 22, 1987, Maxwhale Corp. (Maxwhale), a wholly owned subsidiary of Petro, acquired certain assets of Whale Oil Corp. for $50.0 million. The purchase price was paid by the issuance of $50 million of 9% notes due June 1, 1994. The notes were nonrecourse to Petro, but were secured by letters of credit issued by certain banks pursuant to the Credit Agreement. Maxwhale paid a fee on these letters of credit, calculated at a range of 1.75% to 2.25% on $50.0 million less the balance maintained in a Cash Collateral Account, plus 0.25% on the Cash Collateral Account balance. Petro had fully guaranteed these letters of credit. The Maxwhale customer list was pledged pursuant to a security agreement in favor of the banks.

     On February 4, 1994, the Company repaid the $50.0 million of the Maxwhale notes at a purchase price of 101.33% of the principal amount thereof, with a portion of the proceeds of its $75.0 million 9 3/8% public subordinated debenture offering completed on February 3, 1994 (see note 5). The Company recorded an extraordinary loss in 1994 of approximately $0.7 million as a result of the early payment of such debt. Since the Maxwhale notes were refinanced with the proceeds of new long term debt, such notes were classified as long term at December 31, 1993.

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

(c) The customer lists, trademarks and trade names pledged to the banks under the Credit Agreement are carried on the December 31, 1994 balance sheet at $102,635,953. Under the terms of the Credit Agreement, the Company is required, among other things, to maintain certain minimum levels of cash flow, as well as certain ratios on consolidated debt. In the event of noncompliance with certain of the covenants, the banks have the right to declare all amounts outstanding under the loans to be due and payable immediately.
                                      F-11

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(3) Notes Payable and Other Long-Term Debt - (Continued)



(d) These amounts were outstanding under the terms of a Credit Agreement between Star Gas Corporation and a certain bank. The notes were repaid in January and February of 1995 and the Credit Agreement was terminated. The interest rate on such borrowings was 8.7% at December 31, 1994.

(e) The Star Gas debt consists of 11.56% Senior Notes, 12.625% Senior Subordinated Notes, Senior Reset Term Notes and borrowings under a term loan agreement. These notes were purchased in February 1995 with a portion of the proceeds of the Company's $125.0 million 12 1/4% Subordinated Debentures issued in February 1995 (see note 5).

(f) In connection with certain Star Gas Corporation acquisitions, Star Gas had obligations of $722,575 at December 31, 1994 consisting of notes payable to former owners.

     Aggregate annual maturities for each of the next five years, including working capital borrowings and assuming the refinancing of the Company's 11.85%, 12.17% and 12.18% notes due in 1998 as mentioned in paragraph (a) above is completed, are as follows:

                    Year Ending
                    December 31,
                    ------------

                       1995                      $ 5,617,431
                       1996                          469,867
                       1997                        8,357,267
                       1998                        8,237,757
                       1999                       16,678,081


(4) Leases and Capital Lease Obligations

     The Company has entered into noncancellable capital lease agreements with former owners of acquired businesses for certain premises and related equipment. These leases contain bargain purchase options, exercisable on the lease termination dates. Amortization of premises and equipment under capital leases is included in depreciation expense. The Company has also entered into operating leases for office space, trucks and other equipment. Certain of the real property leases contain renewal options and require the Company to pay property taxes.

     The future minimum rental commitments at December 31, 1994 under leases having an initial or remaining noncancellable term of one year or more are as follows:

                                                  Capital       Operating
            Year Ending December 31,              Leases         Leases
            ------------------------             --------      -----------

                    1995                         $157,476      $ 4,613,000
                    1996                          119,226        3,399,000
                    1997                           80,976        2,641,000
                    1998                           80,976        2,137,000
                    1999                           80,976        1,770,000
                 Thereafter                       404,880        5,412,000
                                                 --------      -----------

            Total minimum lease payments          924,510      $19,972,000
            Less amount representing interest                  ===========
             at rates ranging from 14% to 15%     394,545
            Present value of net minimum         --------
             capital lease obligation            $529,965
                                                 ========

     Rental expense under operating leases for the years ended December 31, 1992, 1993, and 1994 was $4,448,000, $5,346,000 and $6,114,000 respectively.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



(5) Senior and Subordinated Notes Payable

     Senior and Subordinated notes payable at the dates indicated, consisted of:

                                                          December 31,
                                                 -----------------------------
                                                     1993          1994
                                                 ------------  ------------
11.85%, 12.17% and 12.18%
  Subordinated and Senior Notes due
  October 1, 1998 (a)                            $ 60,000,000  $ 60,000,000
14.10% Subordinated and Senior Notes
  due January 15, 2001 (b)                         12,500,000    12,500,000
Subordinated and Senior Notes
  due March 1, 2000 (c)                            12,763,663    12,763,663
10 1/8% Subordinated Notes due
  April 1, 2003 (d)                                50,000,000    50,000,000
9 3/8% Subordinated Debentures due
  February 1, 2006 (e)                                 -         75,000,000
                                                 ------------  ------------

Total long-term Senior and Subordinated
  Notes payable                                   135,263,663   210,263,663
  Less long-term Senior Notes payable (e)              -         42,631,832
                                                 ------------  ------------

Total long-term Subordinated Notes Payable       $135,263,663  $167,631,831
                                                 ============  ============



 (a) On September 1, 1988, the Company authorized the issuance of $60,000,000 of Subordinated Notes due October 1, 1998 bearing interest payable semiannually at an average rate of 11.96%. All such notes are redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate as defined.

 (b) On January 15, 1991, the Company authorized the issuance of $12,500,000 of 14.10% Subordinated Notes due January 15, 2001 bearing interest payable quarterly. The notes are redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate as defined. On each January 15, commencing 1996 and ending January 15, 2000, the Company is required to repay $2,100,000 of the Notes. The remaining principal of $2,000,000 is due on January 15, 2001. No premium is payable in connection with these required payments.

 (c) In March 1993, the Company issued $12,763,663 of Subordinated notes due March 1, 2000 in exchange for an equal amount of 1991 Redeemable Preferred
     Stock.    These notes call for interest payable monthly based on the sum of
     LIBOR plus 9.28%. At December 31, 1994, LIBOR was 6.0%. On March 1, 1995, the Company gave notice of its intention to redeem these securities on April 3, 1995. The Company will pay a premium of approximately $1.4 to redeem these securities.

 (d) On April 6, 1993, the Company issued $50.0 million of 10 1/8% Subordinated Notes due April 1, 2003. These Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 1, 1998 upon payment of a premium rate as defined. Interest is payable semiannually.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(5) Senior and Subordinated Notes Payable - (Continued)


 (e) On February 3, 1994, the Company issued $75.0 million of 9 3/8% Subordinated Debentures due February 1, 2006. These Debentures are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 1997 upon payment of a premium rate as defined. Interest is payable semiannually.

     In connection with the offering of its 9 3/8% Subordinated Debentures, the Company received consents of the holders of a majority of each class of subordinated debt and redeemable preferred stock (see note 7) to certain amendments to the respective agreements under which the subordinated debt and the redeemable preferred stock were issued. In consideration for the consents, the Company paid to the holders of the subordinated debt due in 1998, 2000 and 2001 a cash payment $0.6 million and caused 50% of the aggregate balance or approximately $42.6 million of the subordinated debt to be ranked as senior debt. In addition, the Company agreed to increase dividends on the redeemable preferred stock by $2.00 per share per annum. The Company also paid approximately $1.5 million in fees and expenses to obtain such consents.

     Expenses connected with the above five offerings, and amendments thereto, amounted to approximately $8,420,000. At December 31, 1993 and 1994, the unamortized balances relating to notes still outstanding amounted to approximately $2,762,000 and $6,715,000, respectively, and such balances are included in deferred charges.

     Aggregate annual maturities for each of the next five years, are as follows as of December 31, 1994:

                         Year ended
                         December 31,
                         ------------

                            1995                 $     -
                            1996                   2,100,000
                            1997                   2,100,000
                            1998                  62,100,000
                            1999                   2,100,000


     On February 3, 1995, the Company issued $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005. These debentures are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2000 upon payment of a premium rate as defined. Interest is payable semi-annually. The Company also issued on February 3, 1995, 2,875,000 shares of Class A Common Stock in a public offering. The net proceeds of the two offerings were approximately $139.2 million and $98.9 million of the proceeds were used in February 1995 to purchase $65.4 million of Star Gas Long Term Debt, to purchase approximately $20.0 million of Star Gas preferred stock, to retire approximately 1.5 million shares of Class A Common Stock issued to a third party in the Star Gas acquisition and $14.2 will be used to repay approximately $12.8 of subordinated and senior notes due in March 2000 at a premium of approximately $1.4 million. The balance of the net proceeds, approximately $26.1 million, will be used for general corporate purposes.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(6) Common Stock and Common Stock Dividends

     The Company's outstanding Common Stock consists of Class A Common Stock, Class B Common Stock and Class C Common Stock, each with various designations, rights and preferences. In 1992, the Company restated and amended its Articles of Incorporation increasing the authorized shares of Class A Common Stock to 40,000,000 and authorizing 5,000,000 shares of Class C Common stock, $.10 par value. On July 29, 1992, the holders of Class A Common Stock exchanged pro rata 2,545,139 shares of Class A Common Stock for 2,545,139 shares of Class C Common Stock.

     Holders of Class A Common Stock and Class C Common Stock have identical rights, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class C Common Stock are entitled to ten votes per share. Holders of Class B Common Stock do not have voting rights, except as required by law, or in certain limited circumstances.

     On July 29, 1992 and September 2, 1992, the Company sold an aggregate of 4,330,000 shares of its Class A Common Stock in a Public Offering at an initial offering price of $11.00 per share.

     On September 17, 1992 the Company commenced an Exchange Offer for all of the outstanding shares of its Class B Common Stock pursuant to which each holder of Class B Common Stock who tendered a share of Class B Common Stock was entitled to receive 1.591 shares of Class A Common Stock. The Exchange Offer expired on October 16, 1992 and, as a result 2,817,159 shares of Class B Common Stock (92.8% of the total then outstanding) were exchanged for 4,482,021 shares of Class A Common Stock.

     Holders of Class B Common Stock were entitled to receive Special Dividends based upon the Company's Cash Flow, as defined, for its prior fiscal year. Special Dividends were cumulative and payable quarterly. If not paid, dividends on any other class of stock could not be paid until all Special Dividends in arrears were declared and paid.

     During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994, "the expiration date." As a result of the termination of the Special Dividends, the holders of Class B Common Stock have the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special dividends through the expiration date ($0.2763 per share for the period July 1, 1994 through August 31, 1994). As of December 31, 1994, 196,198 shares of Class B Common Stock were repurchased for approximately $3.4 million. The remaining Class B Common Stockholders will not be paid any dividends until the aggregate amount of dividends paid on all other classes of stock exceeds the Common Stock Allocation, as defined, which amounted to approximately $112.3 million at December 31, 1994. After the Common Stock Allocation has been satisfied, each share of Class B Common Stock will participate equally with each share of Class A Common Stock and Class C Common Stock with respect to all dividends.

     The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:


                                               Year Ended December 31,
                                      ------------------------------------
                                         1992         1993         1994
                                      ----------   ----------   ----------
Cash dividends declared
  Class A                             $3,157,000   $9,971,000   $10,791,000
  Class B                              2,715,000      408,000       238,000
  Class C                                465,000    1,336,000     1,407,000

Cash dividends declared per share
  Class A                                $ .18      $     .525  $     .55
  Class B                                 1.14           1.88        1.10
  Class C                                  .18            .525        .55

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(6) Common Stock and Common Stock Dividends - (Continued)


     Under the Company's most restrictive dividend limitation, $26.0 million was available at December 31, 1994 for the payment of dividends on all classes of Common Stock. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter.

     On February 3, 1995, the Company issued 2,875,000 shares of Class A Common Stock in a public offering in connection with the issuance of $125.0 million of 12 1/4% subordinted debentures due February 1, 2005 and used a portion of the proceeds to retire 1,521,316 shares of Class A Common Stock which shares were issued to a third party in the Star Gas Acquisition (see note 5).

(7)  Preferred Stock

     The Company entered into agreements dated as of August 1, 1989 with John Hancock Mutual Life Insurance Company and Northwestern Mutual Life Insurance Company to sell up to 250,000 shares of its Redeemable Preferred Stock, par value $0.10 per share, at a price of $100 per share, which shares are exchangeable into Subordinated Notes due August 1, 1999 (1999 Notes). In connection with receiving consents in 1994 to modify certain covenants under which the Redeemable Preferred Stock was issued, the Company has agreed to increase dividends on the Redeemable Preferred Stock by $2.00 per share per annum which began in February 1994. The average dividend rate on these shares is $14.33 per share.

     On August 1, 1994, and on August 1 of each year thereafter, one-sixth of the number of originally issued shares of each series of Redeemable Preferred shares outstanding, less the number of shares of such series previously exchanged for 1999 Notes, are to be redeemed, with the final redemption occurring on August 1, 1999. The redemption price is $100 per share plus all accrued and unpaid dividends to such August 1. The first such redemption in the amount of $4,166,800 occurred on August 1, 1994. As of December 31, 1993 and 1994, 250,000 and 208,332 shares respectively were outstanding of which 41,667 were reflected as current.

     The Company entered into an agreement dated September 1, 1991 with United States Leasing International Inc. to sell up to 159,722 shares of its 1991 Redeemable Preferred Stock, par value $.10 per share, at an initial price of $78.261 per share, which shares were exchangeable into Subordinated Notes due March 1, 2000 (2000 Notes). The Company sold 63,889 shares of the Redeemable Preferred Stock in September 1991 at $78.261 per share and 94,995 shares in March 1992 at $78.51 per share, the accreted value of the initial price. The holders of the shares of 1991 Preferred Stock were entitled to receive monthly dividends based on the annual rate of the sum of LIBOR plus 4.7%. In March 1993, the Company issued $12,763,663 of 2000 Notes in exchange for all of the 1991 Redeemable Preferred Stock (see note 5).

     Star Gas had outstanding $8,507,070 of 12.625% Cumulative Redeemable Preferred Stock and $11,458,696 of 12.5% Preferred Stock. These shares were purchased by the Company with a portion of the proceeds of the public offering completed in February 1995 (see note 5).


     Preferred dividends of $4,258,000, $3,321,000 and $3,510,000 were declared on all classes of preferred stock in 1992, 1993 and 1994, respectively.

     Aggregate annual maturities of Redeemable Preferred Stock are as follows as of December 31, 1994:
                Year ended
               December 31,
               ------------

                    1995                      $ 4,166,667
                    1996                        4,166,633
                    1997                        4,166,600
                    1998                        4,166,700
                    1999                        4,166,600
                                              -----------
                                              $20,833,200
                                              ===========

                        PETROLEUM HEAT AND POWER CO., INC
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) Pension Plans

     The Company has several noncontributory defined contribution and defined benefit pension plans covering substantially all of its nonunion employees. Benefits under the defined benefit plans are generally based on years of service and each employee's compensation, while benefits under the defined contribution plans are based solely on compensation. Pension expense under all plans for the years ended December 31, 1992, 1993 and 1994 was $2,447,000, $3,342,000 and
$3,559,000, respectively, net of amortization of the pension obligation acquired.

     The following table sets forth the defined benefit plans' funded status, all of which are underfunded, and amounts recognized in the Company's balance sheets at the indicated dates:

                                                         December 31,
                                               --------------------------------
                                                    1993               1994
                                               -------------       ------------
Actuarial present value of benefit
bligations:
Accumulated benefit obligations,
ncluding vested benefits of
23,566,465 and $25,069,297                     $ 23,848,149        $ 25,445,984
                                               =============       ============

Projected benefit obligation                   $(26,458,728)       $(28,299,261)
Plan assets at fair value (primarily
  listed stocks and bonds)                       17,252,490          16,964,308
                                               ------------        ------------
Projected benefit obligation in excess
  of plan assets                                 (9,206,238)        (11,334,953)
Unrecognized net loss from past
  experience different from the assumed
  and effects of changes in assumptions           7,538,164           9,604,101
Unrecognized net transitional obligation            546,784             487,174
Unrecognized prior service cost due to
  plan amendments                                   785,832             704,538
Additional liability                             (6,260,201)         (7,942,536)
                                               ------------        ------------
Accrued pension cost for defined benefit
  plans                                        $ (6,595,659)       $ (8,481,676)
                                               ============        ============


Net pension cost for defined benefit plans for the periods indicated included the following components:

                                              Year Ended December 31,
                                   --------------------------------------------
                                       1992            1993            1994
                                   ------------    ------------    ------------
Service cost-benefits earned
  during the period                $ 1,162,736     $ 1,391,564     $  1,340,777
Interest cost on projected
  benefit obligation                 1,781,444       1,778,401        1,911,335
Actual (return) loss on
  assets                            (1,248,604)       (994,937)         339,374
Net amortization and deferral
  of (gains) and losses                (71,885)        207,465       (1,150,691)
                                   -----------     -----------     ------------

      Net periodic pension
      cost for defined
      benefit plans                $ 1,623,691     $ 2,382,493     $  2,440,795
                                   ===========     ===========     ============


Assumptions used in the above
  accounting were:
 Discount rate                            8.5%             7.0%        7.0%
 Rates of increase in
  compensation levels                     6.0%             4.0%        4.0%
 Expected long-term rate
  of return on assets                    10.0%             8.5%        8.5%

                        PETROLEUM HEAT AND POWER CO., INC
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(8) Pension Plan - (Continued)

     In addition to the above, the Company made contributions to union-administered pension plans during the years ended December 31, 1992, 1993 and 1994 of $2,442,000, $2,867,000 and $3,078,000, respectively.

     The Company recorded an additional minimum pension liability for underfunded plans of $5,866,651 at December 31, 1993, representing the excess of unfunded accumulated benefit obligations over plan assets. This amount was further increased by $1,976,090 at December 31, 1994 bringing the total minimum pension liability to $7,842,741 at December 31, 1994. A corresponding amount is recognized as a intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of stockholders' equity of $6,651,029 as of December 31, 1994.

     In connection with the purchase of shares of a predecessor company as of January 1, 1979 by a majority of the Company's present holders of Class C Common Stock, the Company assumed a pension liability in the aggregate amount of $1,512,000, as adjusted, representing the excess of the actuarially computed present value of accumulated vested plan benefits over the net assets available for such benefits. Such liability, which amounted to $1,186,491 at December 31, 1994, is being amortized over 40 years.

     Under a 1992 supplemental benefit agreement, Malvin P. Sevin, the Company's then chairman and co-chief executive officer, was entitled to receive $25,000 per month for a period of 120 months following his retirement. In the event of his death, his designated beneficiary is entitled to receive such benefit. Mr. Sevin passed away in December 1992, prior to his retirement. The accrual for such benefit payable at December 31, 1992 was adjusted to $1,973,000, the present value (using a discount rate of 9%) of the payments now payable to his beneficiary, which payments commenced in January 1993.

                        PETROLEUM HEAT AND POWER CO., INC
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



(9) Income Taxes

     Income tax expense was comprised of the following for the indicated periods:


                                            Year Ended December 31,
                                 --------------------------------------
                                    1992          1993           1994
                                 ---------      --------      ---------

     Current:
        Federal                  $    -         $   -         $    -
        State                      400,000       400,000        600,000
                                 ---------      --------      ---------
                                 $ 400,000      $400,000      $ 600,000
                                 =========      ========      =========


     Deferred income tax expense results from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of these differences and the tax effects of each were as follows:

                                                 Year Ended December 31,
                                      ---------------------------------------

                                         1992           1993          1994
                                      ---------     ----------    -----------

 Excess of tax over book (book
  over tax) depreciation              $ (11,000)    $  242,000    $ 1,338,000
 Excess of book over tax
  amortization expense                     -             -           (397,000)
 Excess of book over tax
  vacation expense                       (3,000)       (93,000)      (103,000)
(Excess of book over tax) tax
  over book bad debt expense           (165,000)        92,000        (25,000)
(Excess of book over tax) tax
  over book supplemental benefit
  expense                              (671,000)        12,000          7,000
 Deferred service contracts              66,000         18,000            -
 Equity in loss of Star Gas
  Corporation                              -             -           (671,000)
 Other, net                              50,000        (60,000)       (24,000)
 Recognition of tax benefit of net
  operating loss to the extent of
  current and previously recognized
  temporary differences                     -       (2,606,000)    (1,185,000)
 Change in valuation allowance              -        2,395,000      1,060,000
 Deferred tax assets not
  recognized                            734,000          -              -
                                      ---------     ----------    -----------
                                      $   -         $    -        $     -
                                      =========     ==========    ===========


     During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes (SFAS No.
109)." This statement requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. Adoption of the new Statement did not have any effect on the Company's consolidated financial condition or results of operations since the Company did not carry any deferred tax accounts on its balance sheet at December 31, 1992 and any net deferred assets set up as a result of applying SFAS No. 109 were fully reserved.

                        PETROLEUM HEAT AND POWER CO., INC
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


(9) Income Taxes - (Continued)


     Under SFAS No. 109, as of January 1, 1993, the Company had net deferred tax assets of approximately $14.1 million subject to a valuation allowance of approximately $14.1 million. The components of the net deferred tax assets the related valuation allowance for 1993 and 1994 using current rates were as follows (in thousands):


                                        December 31,            December 31,
                                           1993                   1994
                                       ------------            -----------

Net operating loss carryforwards        $ 16,995               $ 18,180
Excess of tax over book
  depreciation                            (2,714)                (4,052)
Excess of book over tax amortization         -                      397
Excess of book over tax vacation
  expense                                  1,135                  1,238
Excess of book over tax (tax over
  book) supplemental benefit expense         659                    652
Excess of book over tax (tax over
  book) bad debt expense                     348                    373
Equity in loss of Star Gas
  Corporation                                -                      671
Other, net                                   118                    142
                                         -------               --------
                                          16,541                 17,601
Valuation allowance                      (16,541)               (17,601)
                                         -------               --------
                                        $   -                  $   -
                                        ========               ========


     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

     At December 31, 1994, the Company had the following income tax carryforwards for Federal income tax reporting purposes (in thousands):

                                       Expiration
                                          Date                   Amount
                                       ----------                ------

                                          2005                  $26,651
                                          2006                   15,012
                                          2007                    1,367
                                          2008                    8,400
                                          2009                    3,853
                                                                -------
                                                                $55,283
                                                                =======

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(10) Related Party Transactions

     In connection with the acquisition of customer lists, equipment and other assets of previously unaffiliated fuel oil businesses, the Company entered into lease agreements covering certain vehicles with individuals, including certain stockholders, directors and executive officers. These leases are currently on a month-to-month basis, on terms comparable with leases from unrelated parties. Annual rentals under these leases are approximately $125,000.

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

     In October 1986, Irik P. Sevin purchased 161,313 shares of Class A Common Stock and 40,328 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) of the Company for $1,280,000 (which was the fair market value as established by the Pricing Committee pursuant to the Stockholders' Agreement described below). The purchase price was financed by a note originally due December 31, 1989, but which has been extended to December 31, 1995. The note was amended in 1991 to increase the principal amount by $152,841, the amount of interest due from October 22, 1990 through December 31, 1991 and to change the interest rate of the note effective January 1, 1992 from 10% per annum to the LIBOR rate in effect for each month plus 0.75%. The note was amended again in 1992, 1993 and 1994 to increase the principal amount by $207,219, the amount of interest due from January 1, 1992 through December 31, 1994. At any time prior to the due date of the note, Mr. Sevin has the right to require the Company to repurchase all or any of these shares (as adjusted for stock splits, dividends and the like) for $6.35 per share (the Put Price), provided, however, that Mr. Sevin may retain all shares of Class B Common Stock issued as stock dividends on the shares without adjustments to the Put Price. In December 1986, 50,410 shares of Class B Common Stock were issued as a stock dividend with respect to these shares, which shares were exchanged in October 1992 for 80,202 Class A Common Shares pursuant to the Exchange Offer discussed in Note 6. Upon the repurchase of the shares, the Company has agreed to issue an eight-year option to Mr. Sevin to purchase a like number of shares at the Put Price. Mr. Sevin has entered into an agreement with the Company that he will not sell or otherwise transfer to a third party any of the shares of Class A Common Stock or Class C Common Stock received pursuant to this transaction until the note has been paid in full.

     In 1986, the Company issued stock options to purchase 105,000 shares and 70,000 shares, of the Class A Common Stock of the Company to Irik P. Sevin and Malvin P. Sevin, respectively. The option price for the shares of Class A Common Stock was $20 per share. These options were nontransferable and were to expire on November 30, 1994. As a result of stock dividends in the form of Class A Common Stock and Class B Common Stock declared by the Company in December 1986, the exchange of Class C Common Stock for Class A Common stock in July 1992, and special antidilution adjustments, the options held by Irik P. Sevin then applied to 314,277 shares of Class A Common Stock and 78,569 shares of Class C Common Stock and the options held by Malvin P. Sevin then applied to 209,517 shares of Class A Common Stock and 52,380 shares of Class C Common Stock. The adjusted option price for each such share is $4.10. In November 1994, the options belonging to Malvin P. Sevin were exercised by his estate, while Irik P. Sevin's options were extended to November 30, 1997 on generally the same terms and conditions as the original options, however, Irik P. Sevin's extended options will vest in three equal annual installments on each November 30th.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(10) Related Party Transactions--(Continued)


     On December 28, 1987, the Company issued stock options to purchase 24,000 shares of Class A Common Stock and 6,000 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Irik P. Sevin. The option price for each such share is $7.50. These options are not transferable and expire on January 1, 1996.

     On March 3, 1989, the Company issued stock options to purchase 72,000 shares of Class A Common Stock and 18,000 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Irik P. Sevin and 48,000 shares of Class A Common Stock and 12,000 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Malvin P. Sevin. The option price for each such share is $11.25. These options are nontransferable. Malvin P. Sevin's options expired in March 1994 unexercised while the expiration date of Irik P. Sevin's options were extended to March 3, 1999.

     In March 1994 the Company issued stock options to Irik P. Sevin to purchase 100,000 shares of Class A Common Stock. The option price for each such share is $8.50, the then market value of the stock on the date the options were granted. These options are non-transferable and expire of March 31, 2004.

     None of the aforementioned options of Irik and Malvin Sevin were granted under a Stock Option Plan and no other options were authorized at the time the options, were issued. All options granted vested upon issuance and were issued at an exercise price that was estimated to be fair value at the date of grant.

     On November 1, 1992, the Company authorized for issuance 50,000 options for the purchase of Class A Common Stock to an officer of the Company, exercisable at $11.00 per share, estimated to be the fair market value at the date of grant. Options for 25,000 shares were issued on November 1, 1992 and options for 25,000 were issued in June 1993. Twenty percent of the options vest and become exercisable on each of the next five anniversary dates of the issuances.

     On August 23, 1994, the Company issued stock options to another officer of the Company to purchase 50,000 shares of Class A Common Stock under the Company's incentive stock option plan. The option price for each such share is $7.50, the then market value of the stock on the date the options were granted. Twenty percent of the options become exercisable on each of the next five anniversary dates of the grant.

     In connection with the Star Gas acquisition and in accordance with the option agreements entered into during the Company's initial investment in Star Gas, certain other investors of Star Gas received options on 732,840 shares of the Company's Class A Common Stock exercisable through December 1999 at $10.14 per share in exchange for certain options they held in Star Gas.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(10) Related Party Transactions--(Continued)


     Information relating to stock options during 1992, 1993 and 1994 are summarized as follows:


                                                                        Average
                                          Number of shares               Option Price
                                        --------------------
                                         Class A         Class C           Per Share                Total
                                         -------         -------         -----------              ---------

Shares under option at
 December 31,1992 (prices
 range from $4.10 to $11.25
 per share)                               692,794        166,949            $  5.67             $4,871,947

Granted                                    25,000           -                 11.00                275,000
Exercised                                    -              -                   -                    -
                                          -------        -------            -------             ----------

Shares under option at
 December 31, 1993 (prices
 range from $4.10 to $11.25
 per share)                               717,794        166,949               5.82              5,146,947

Granted                                   882,480           -                  8.17              8,652,347
Exercised                                (209,517)       (52,380)              4.10             (1,073,781)
Expired                                   (48,000)       (12,000)             11.25               (675,000)
                                         --------        -------             ------             ----------

Shares under option at
 December 31, 1994 (prices
 range from $4.10 to $11.25
 per share)                             1,342,757        102,569             $ 8.34            $12,050,513
                                        =========        =======             ======            ===========

Shares exercisable at
 December 31, 1994                      1,257,757        102,569             $ 8.30            $11,290,513
                                        =========        =======             ======            ===========


     The existing holders of Class C Common Stock of the Company have entered into a Shareholders' Agreement which provides that each will vote his shares to elect certain designated directors. The Shareholders' Agreement also provides for first refusal rights to the Company if a holder of Class C Common Stock receives a bona fide written offer from a third party to buy such holder's Class C Common Stock.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(11) Acquisitions

     During 1992, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $41,500,000.

     During 1993, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $13,600,000. In addition, during 1993, the Company acquired a 29.5% interest in Star Gas Corporation for $16,000,000. (See note 12)

     During 1994, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for those acquisitions, accounted for by the purchase method, was approximately $34,100,000.

     Sales and net income of the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition.


     Unaudited pro forma data giving effect to the purchased businesses and to the acquisition of Star Gas Corporation, as described in Note 12, as if they had been acquired on January 1 of the year preceding the year of purchase, with adjustments, primarily for amortization of intangibles, and to give effect to the subsequent Debenture and Stock Offerings (see note 5) as if the financings had occurred on January 1, 1993, are as follows:



                                                               Year Ended December 31,
                                                --------------------------------------------------
                                                  1992                 1993                 1994
                                                --------             --------             --------
                                                          (in thousands, except per share data)
Net sales                                       $604,491             $716,072             $666,021
Net loss                                        $ (3,012)            $(45,614)            $ (6,589)
                                                ========             ========             ========

Net income (loss) per common share
        Class A Common Stock                    $   (.81)            $  (1.96)            $   (.41)
        Class B Common Stock                        1.77                 1.88                 1.10
        Class B Common Stock                        (.81)               (1.96)                (.41)
                                                ========             ========             ========

(12) Star Gas Acquisition

     In December 1993, the Company acquired an approximate 29.5% equity interest (42.8% voting interest) in Star Gas for $16.0 million in cash. Of such $16.0 million investment, $14.0 million was invested directly in Star Gas through the purchase of Series A 8% pay-in-kind Cumulative Convertible Preferred Stock of Star Gas, which is convertible into common stock of Star Gas, and $2.0 million was invested through Star Gas Holdings, Inc. ("Holdings"), a newly formed corporation. Each of the other investors in Star Gas granted the Company an option, exercisable to December 31, 1998, to purchase such investor's interest in Star Gas (or, in the case of Holdings, to purchase such investor's interest in Holdings).
     The Company was managing Star Gas' business under a Management Services Agreement which provided for an annual cash fee of $500,000 and an annual bonus equal to 5% of the increase in Star Gas' EBITDA over the fiscal year ended September 30, 1993, payable in common stock of Star Gas pursuant to a formula set forth in the Management Services Agreement. Star Gas also reimbursed the Company for its expenses and the cost of certain Company personnel.

     In December 1994, the Company exercised its right to purchase the remaining outstanding common equity of Star Gas by paying $3.8 million in cash and issuing approximately 2.5 million shares ($22.1 million) of the Company's Class A common stock. The Company also incurred $0.9 million of acquisition related cost in connection with the Star Gas acquisition.

     The acquisition has been accounted for as a purchase, accordingly, the purchase price has been allocated to the underlying assets and liabilities based upon the Company's preliminary estimate of their respective fair value at the date of acquisition. The fair value of assets acquired was $141.3 million (including $3.3 million in cash) and liabilities and preferred stock was $109.5 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $9.0 million and is being amortized over a period of twenty-five years. The results of operations of the acquired company has been included in the Company's results of operations from the date of acquisition.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(13) Litigation

     Propane is an explosive gas and serious personal injury and property damage can occur in connection with its transportation, storage and use. A lawsuit has been threatened against the Company based on a recent incident in the Midwest. The Company believes that such lawsuit, if commenced, will not have a material adverse effect on the Company. Additionally, in the ordinary course of business, the Company is threatened with, or is named in, various other lawsuits. The Company is not party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Company.

(14) Segment Information

     With the acquisition of Star Gas Corporation in December 1994, the Company's operations are now classified into two business segments: Home Heating Oil and Propane.

                                       Home
                                      Heating
     Year Ended December 31, 1994       Oil          Propane*     Consolidated
     ----------------------------     -------        --------     ------------

     (amounts in thousands)

     Net Sales                        $535,568       $ 11,109        $546,677
     Gross Profit                      177,940          5,756         183,696
     Operating Expenses                124,901          3,409         128,310
     Depreciation and Amortization      32,145            622          32,767
     Operating Income                   20,894          1,725          22,619

     Assets                           $247,879       $149,295        $397,174


   * The Propane segment also incurred an equity loss, which is presented in the Statement of Operations as a non-operating loss, of approximately $2.0 million representing its share of the loss of Star Gas from January 1, 1994 to the acquisition date of December 7, 1994.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(15) Disclosures About the Fair Value of Financial Instruments

     Cash, Accounts Receivable, Notes Receivable and Other Current Assets, US Treasury Notes held in a Cash Collateral Account, Working Capital Borrowings, Accounts Payable and Accrued Expenses

     The carrying amount approximates fair value because of the short maturity of these instruments.

     Long-Term Debt, Subordinated Notes Payable and Cumulative Redeemable Exchangeable Preferred Stock

     The fair values of each of the Company's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for similar instruments of comparable maturity.

     The estimated fair value of the Company's financial instruments are summarized as follows:

                              At December 31, 1993      At December 31, 1994
                              --------------------      ---------------------
                              Carrying  Estimated       Carrying  Estimated
                              Amount    Fair Value      Amount     Fair Value
                              ------    ----------      ------     ----------

                                             (amounts in thousands)

Long-term debt                 $ 50,080  $ 50,076      $ 36,126    $ 34,896
Star Gas long term debt           -          -           65,350      65,350
Subordinated notes payable      135,264   148,644       167,632     158,385
Senior notes payable              -          -           42,632      35,176
Star Gas preferred stock          -          -           19,966      19,966
Cumulative redeemable
 exchangeable preferred stock    25,000    27,170        20,833      21,909

      Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(16) Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

     The seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its volume of home heating oil in the first quarter and 30% of its volume of home heating oil in the fourth quarter of each year. The Company generally realizes net income in both of these quarters and net losses during the warmer quarters ending June and September.




                                                           Three Months Ended
                                           ---------------------------------------------------------

                                           March 31,         June 30,      Sept. 30,       Dec. 31,
                                             1993              1993          1993            1993           Total
                                           ---------         --------      ---------       --------       ---------
Net sales                                  $251,271          $ 71,978      $ 54,135        $161,142       $538,526
Gross profit                                 89,595            15,817         9,604          56,701        171,717
Income (loss) before taxes
  and extraordinary item                     39,269          (25,972)       (29,571)          9,110         (7,164)

        Net income (loss)                  $ 38,938          $(26,809)     $(29,488)       $  8,928       $ (8,431)
                                           ========          ========      ========        ========       ========

Net income (loss) per
  common share
        Class A Common Stock               $   1.72          $  (1.25)     $  (1.45)       $    .41       $   (.57)
        Class B Common Stock                    .47               .47           .47             .47           1.88
        Class C Common Stock               $   1.72          $  (1.25)     $  (1.45)       $    .41       $   (.57)
                                           ========          ========      ========        ========       ========

                                                           Three Months Ended
                                           -----------------------------------------------------------

                                           March 31,         June 30,      Sept. 30,       Dec. 31,
                                            1994               1994         1994             1994           Total
                                           --------          --------      --------        --------       ---------

Net sales                                  $266,793          $ 69,267      $ 49,231        $161,386       $546,677
Gross profit                                103,530            17,616         6,905          55,645        183,696
Net income (loss) before
  taxes, equity interest
  and extraordinary item                     50,417           (22,217)      (32,678)          3,440        (1,038)

        Net income (loss)                  $ 51,425          $(23,761)     $(34,464)       $  2,535       $ (4,265)
                                           ========          ========      ========        ========       ========
Net income (loss) per
  common share
        Class A Common Stock                $  2.30          $  (1.11)      $ (1.67)        $   .11       $   (.37)
        Class B Common Stock                    .41               .41           .28             -             1.10
        Class C Common Stock                $  2.30          $  (1.11)      $ (1.67)        $   .11       $   (.37)
                                            =======          ========       =======         =======       ========




                                                                                                          SCHEDULE VIII


                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1992, 1993 and 1994




                                                                    Additions
                                                        --------------------------------
                                     Balance At         Charged to        Charged            Other
                                     Beginning          Costs and         to Other          Changes          Balance at
Year      Description                 of Year           Expenses          Account         Add(Deduct)        End of Year
- ----      -----------                ---------          ---------         --------        -----------        -----------
1992      Accumulated amortization:
            Customer lists           $142,684,627       $ 23,496,438                                         $166,181,065
            Deferred charges           16,914,781          5,363,321                                           22,278,102
                                     -------------      ------------                                         ------------

                                     $159,599,408       $ 28,859,759                                         $188,459,167
                                     ------------       ------------                                         ------------

          Allowance for doubtful
            accounts                 $    809,714      $   2,444,581     $ 610,230(1)    $(2,593,771)(2)    $   1,270,754
                                     ------------      -------------     ---------       -----------        -------------

1993      Accumulated amortization:
            Customer lists           $166,181,065       $ 23,182,730                                         $189,363,795
            Deferred charges           22,278,102          5,548,246                                           27,826,348
                                     ------------       ------------                                         ------------

                                     $188,459,167       $ 28,730,976                                         $217,190,143
                                     ------------       ------------                                         ------------

          Allowance for doubtful
            accounts                $   1,270,754      $   1,836,113     $ 713,773(1)    $(2,794,438)(2)    $   1,026,202
                                    -------------      -------------     ---------       -----------        -------------

1994      Accumulated amortization:
            Customer lists           $189,363,795       $ 19,748,453                                         $209,112,248
            Deferred charges           27,826,348          6,176,653                                           34,003,001
                                    -------------      -------------                                        -------------

                                     $217,190,143       $ 25,925,106                                         $243,115,249
                                     ------------       ------------                                         ------------


                                                                                        $ (2,210,114)(2)
                                                                                             531,913(3)
          Allowance for doubtful                                                          -------------
            accounts                $   1,026,202      $   1,421,419     $ 999,805(1)   $ (1,678,201)       $   1,769,225
                                    -------------      -------------     ---------      ------------        -------------



- ---------------
(1)   Recoveries

(2)   Bad debts written off

(3)   Allowance for doubtful accounts acquired from the Star Gas acquisition