Form 10-Q
period 1995-03-31
PETROLEUM HEAT & POWER CO INC
filed 1995-05-10
CIK 736768

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

/ X /     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995
               ---------------------------------------------

                                     OR

/   /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to
                                         -----------    ----------


                       Commission file number 2-88526

                     PETROLEUM HEAT AND POWER CO., INC.
                     ----------------------------------
           (Exact name of registrant as specified in its charter)


Minnesota                                    06-1183025
- ----------------------------------           --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification No.)

2187 Atlantic Street, Stamford, Connecticut 06902
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

As of March 31, 1995 there were 22,855,097 shares of the Registrant's Class A Common Stock, 15,503 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

This Report contains a total of 13 pages.

            Petroleum Heat and Power Co., Inc. and Subsidiaries

                             Index to Form 10-Q


                                                             Page
                                                            ------

Part 1 - Financial Information:

     Item 1 - Financial Statements
       Condensed Consolidated Balance Sheets -
        March 31, 1995 and December 31, 1994                    3

       Consolidated Statements of Operations for the
        Quarter Ended -
        March 31, 1995 and March 31, 1994                       4


       Consolidated Statements of Cash Flows
        Quarter Ended -
        March 31, 1995 and March 31, 1994                   5 - 6

       Notes to Condensed Consolidated Financial Statements     7

     Item 2 - Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations                                 8 - 11


Part 2 - Other Information:

     Item 6 - Exhibits and Reports on Form 8-K                  12

     Signature                                                  13

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)

Assets
- ------

                                                       March 31,      December
31,
                                                         1995          1994
                                                     -----------   -----------

 Current Assets:
  Cash                                               $    45,843   $    15,474
  Accounts receivable (net of allowance of
    $2,185 and $1,769)                                    99,065        87,246
  Inventories                                             18,935        21,746
  Prepaid expenses                                         8,381         7,382
  Notes receivable and other current assets                2,341         1,279
                                                     -----------   -----------
       Total current assets                              174,565       133,127
                                                     -----------   -----------

Property, plant and equipment - net                      128,387       127,174
                                                     -----------   -----------

Intangible assets (net of accumulated amortization
 of $250,044 and $243,115)
   Customer lists                                        101,595       102,636
   Deferred charges and pension costs                     38,338        32,692
                                                     -----------   -----------
                                                         139,933       135,328
                                                     -----------   -----------

Other assets                                               2,110         1,545
                                                     -----------   -----------
                                                     $   444,995   $   397,174
                                                     ===========   ===========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Current debt                                       $    15,399      $  5,617
  Current maturities of cumulative redeemable
    preferred stock                                        4,167         4,167
  Accounts payable                                        13,768        19,786
  Customer credit balances                                10,990        26,903
  Unearned service contract revenue                       11,923        14,334
  Accrued expenses and other liabilities                  30,488        33,975
                                                     -----------   -----------
       Total current liabilities                          86,735       104,782
                                                     -----------   -----------

Supplemental benefits and other liabilities                2,908         2,961
                                                     -----------   -----------
Pension plan obligation                                    9,023         9,029
                                                     -----------   -----------
Notes payable and other long-term debt                    34,051        99,681
                                                     -----------   -----------
Senior notes payable                                      35,200        42,632
                                                     -----------   -----------
Subordinated notes payable                               285,200       167,632
                                                     -----------   -----------

Star Gas preferred stock                                   -            19,966
                                                     -----------   -----------

Cumulative redeemable exchangeable preferred stock        16,667        16,667
                                                     -----------   -----------

Stockholders' equity (deficiency):

  Common stock - par value $.10 per share                  2,547         2,412
  Additional paid-in capital                              77,262        72,296
  Deficit                                                (96,667)     (132,953)
  Minimum pension liability adjustment                    (6,651)       (6,651)
                                                     -----------   -----------
                                                         (23,509)      (64,896)
  Note receivable from stockholder                        (1,280)       (1,280)
                                                     -----------   -----------
  Total stockholders' equity (deficiency)                (24,789)      (66,176)
                                                     -----------   -----------
                                                     $   444,995   $   397,174
                                                     ===========   ===========


See accompanying notes to consolidated financial statements.

                       Petroleum Heat and Power Co., Inc.
                                and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                          1995          1994
                                                       ----------    ----------
(In thousands, except per share data)

Net sales                                              $  253,737    $  266,793
Cost of sales                                             147,332       163,263
                                                       ----------    ----------
     Gross profit                                         106,405       103,530

Selling, general and administrative expenses               31,076        24,927
Direct delivery expense                                    14,608        14,714

Amortization of customer lists                              5,452         4,876
Depreciation and amortization of plant and
  equipment                                                 2,803         1,365
Amortization of deferred charges                            1,477         1,496
Provision for supplemental benefits                           335            70
                                                       ----------    ----------
     Operating income                                      50,654        56,082

Other income (expense):
 Interest expense                                          (9,760)       (6,000)
 Interest income                                              522           315
 Other                                                        858            20
                                                       ----------    ----------
     Income before income taxes, equity interest
      and extraordinary item                               42,274        50,417


Income taxes                                                  400           601
                                                       ----------    ----------
     Income before equity interest and
       extraordinary item                                  41,874        49,816
Equity in earnings of Star Gas Corporation                   -            2,263
                                                       ----------    ----------
     Income before extraordinary item                      41,874        52,079

Extraordinary item - loss on early
  extinguishment of debt                                     -             (654)
                                                       ----------    ----------

      Net Income                                       $   41,874    $   51,425
                                                       ==========    ==========

Net income applicable to common stock                  $   40,104    $   49,626

Income before extraordinary item per common share
  Class A Common Stock                                     $ 1.61        $ 2.33
  Class B Common Stock                                        -             .41
  Class C Common Stock                                       1.61          2.33

Extraordinary loss per common share
  Class A Common Stock                                        -          $ (.03)
  Class B Common Stock                                        -              -
  Class C Common Stock                                        -            (.03)

Net income per common share
  Class A Common Stock                                     $ 1.61        $ 2.30
  Class B Common Stock                                        -             .41
  Class C Common Stock                                       1.61          2.30

Cash dividends declared per common share
  Class A Common Stock                                     $  .15        $  .14
  Class B Common Stock                                        -             .41
  Class C Common Stock                                        .15           .14

Weighted average number of common shares outstanding
  Class A Common Stock                                     22,253        18,993
  Class B Common Stock                                         18           217
  Class C Common Stock                                      2,598         2,545

See accompanying notes to condensed consolidated financial statements.

                     Petroleum Heat and Power Co., Inc.
                              and Subsidiaries

                    Consolidated Statement of Cash Flows
                                (Unaudited)


(In thousands)
                                                            Three Months Ended
                                                                 March 31,
                                                        ------------------------
                                                           1995           1994
                                                        ----------    ---------
Cash flows from operating activities:
 Net income                                             $  41,874     $  51,425
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Amortization of customer lists                         5,452         4,876
        Equity in earnings of Star Gas Corporation            -          (2,263)
     Depreciation and amortization of
      plant and equipment                                   2,803         1,365
        Amortization of deferred charges                    1,477         1,496
        Provision for losses on accounts
      receivable                                              460           487
     Provision for supplemental benefits                      335            70
     Loss on early extinguishment of debt                     -             654
     Gain on sale of business                                (832)           -
     Other                                                    (32)          (28)
        Increase in accounts receivable                   (12,279)      (29,267)
     Decrease in inventory                                  2,811         1,436
     Increase in prepaid expenses, notes
      receivable and other current assets                  (2,061)         (244)
     Decrease (increase) in other assets                     (565)           15
        Decrease in accounts payable                       (6,018)       (5,697)
     Decrease in customer credit balances                 (15,913)      (15,947)
     Decrease in unearned service contract
      revenue                                              (2,411)       (2,474)
     Increase (decrease) in accrued expenses               (3,972)        3,342
                                                        ---------     ---------

          Net cash provided by
           operating activities                            11,129         9,246
                                                        ---------     ---------

Cash flows from (used for) investing
 activities:
    Acquisitions                                           (8,533)         (594)
    Capital expenditures                                   (2,716)         (337)
    Proceeds from sale of business                          1,477            -
    Proceeds from sales of fixed assets                        70            44
                                                        ---------     ---------

          Net cash used for investing
           activities                                      (9,702)         (887)
                                                        ---------     ---------

                     Petroleum Heat and Power Co., Inc.
                              and Subsidiaries

                    Consolidated Statement of Cash Flows
                                (Continued)

(In thousands)
                                                       Three Months Ended
                                                            March 31,
                                                ------------------------------
                                                   1995                1994
                                                ----------          ---------

Cash flows from (used for) financing
 activities:
  Net proceeds from issuance of
   common stock                                 $   18,516          $    -
  Net proceeds from issuance of
   subordinated notes                              120,350           71,087
  Repayment of notes payable                       (65,612)         (50,654)
  Credit facility borrowings                           -             21,000
  Credit facility repayments                        (5,100)         (49,000)
  Repurchase of common stock                       (13,681)             -
  Release of cash collateral account                   -             20,000
  Redemption of preferred stock                    (19,966)             -
  Restricted cash held as collateral for
   payment of a long-term note payable                 -             (1,663)
  Cash dividends paid                               (5,253)          (4,862)
     Other                                            (312)          (1,390)
                                                ----------        ---------
          Net cash from financing
           activities                               28,942            4,518
                                                ----------        ---------

  Net increase in cash                              30,369           12,877

  Cash at beginning of year                         15,474            4,613
                                                ----------        ---------

  Cash at the end of period                     $   45,843        $  17,490
                                                ==========        =========

  Supplemental disclosure of cash flow
   information:

     Cash paid during the period for:
        Interest                                $    6,792        $   2,694
        Income taxes                                    60               68

     Non-cash investing activity:
        Acquisitions                                   -             (1,630)


     Non-cash financing activity:                      -
        Issuance of note payable                                      1,630


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

         The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.


2-  Per Share Data
    --------------

         Net income per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income for preferred dividends declared aggregating $1,770,000 and $1,799,000 for the three months ended March 31, 1995 and 1994, respectively. Fully diluted net income per common shares are not presented because the effect is not material.


3-  Acquisitions/Sale
    -----------------

         During the three month period ending March 31, 1995, the Company acquired the customer lists and equipment of an unaffiliated fuel oil dealer. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $8.5 million. Sales and net income of the acquired company is included in the consolidated statement of income from the date of acquisition.

         The Company sold its New Hampshire operations in March 1995 to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $1.5 million and realized a gain on this transaction of approximately $0.8 million.

         Had this acquisition and disposal occurred at the beginning of the period, the pro forma unaudited results of operations for the three months ended March 31, 1995 would have been as follows:

                                   (Thousands, Except Per Share)
                                   -----------------------------

         Net Sales                         $256,146
         Net Income                        $ 41,380

         Net Income Per Common Share:
           Class A Common Stock               $1.59
           Class B Common Stock                  -
           Class C Common Stock               $1.59

            Petroleum Heat and Power Co., Inc. and Subsidiaries

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                         AND RESULTS OF OPERATIONS
                         -------------------------


Three Months Ended March 31, 1995
Compared to Three Months Ended March 31, 1994
- ---------------------------------------------

    Net sales declined 4.9% for the first quarter 1995, from $266.8 million for the three months ended March 31, 1994 to $253.7 million for the comparable period in 1995. While the December 1994 acquisition of Star Gas Corporation ("Star Gas"), the country's 10th largest retail propane distributor, generated an additional $35.9 million of sales in the first quarter of 1995 this was offset by a $48.9 million decline in home heating oil sales caused by the first three months of 1995 being 17.7% warmer than the first quarter 1994.

    Despite the 17.7% warmer first quarter weather, volume declined only 6.4% as the gallonage resulting from the acquisition of Star Gas and nine other home heating oil acquisitions offset, to a certain extent, the warmer temperatures. Total retail heating oil and propane volume declined 15.5 million gallons to 225.6 million gallons, as a result of a 46.4 million gallon decline in home heating oil volume only partially offset by 30.9 million gallons of retail propane sold by Star Gas. The decrease in home heating oil volume was due not only to the direct impact of the 17.7% warmer temperatures, but also to lower consumption rates associated with the warmer weather, as well as account attrition, which was only partially offset by the increased volume associated with nine heating oil acquisitions made in 1994.

    Gross profit grew 2.8% to $106.4 million, despite the volume decline, due to $19.3 million of additional gross profit from Star Gas which more than offset a $16.4 million decline in heating oil gross profit. While lower home heating oil volume was the major cause for this gross profit decline, its effect was mitigated by a 1.8 cents per gallon increase in home heating oil gross profit margins and the Company's ability to reduce the cost of providing heating equipment repair and maintenance costs with the decline in heating oil volume.

    Direct delivery expense decreased 0.7% to $14.6 million in the first quarter of 1995, despite approximately $3.0 million of additional delivery expenses associated with Star Gas, due to a 20.8% reduction in these costs at the home heating oil division. The Company's ability to reduce home heating oil delivery expenses resulted from the improved operating expense control program begun in the summer of 1994, which both improved delivery efficiency generally and enabled the Company to react better to the unexpected reduction in first quarter volumes.

    Selling, general and administrative expenses increased $6.2 million to $31.1 million for the first quarter of 1995. This represents an additional $6.9 million of expenses associated with Star Gas and a reduction of approximately $.8 million of heating oil division costs.
This improvement was primarily the result of a $2.7 million reduction in marketing and local branch operating expenses offset only to a certain extent by additional costs associated with the Company's operations in three new markets.

    Depreciation expense increased from $1.4 million in the first quarter of 1994 to $2.8 million in the first quarter of 1995. This increase of $1.4 million was primarily due to $1.2 million of depreciation relating to Star Gas as well as a $.2 million increase in the heating oil division associated with the Company's increased size and asset base.

    Amortization of customer lists, deferred charges and other non-cash items increased $0.8 million to $7.3 million for the first quarter of 1995. These non-cash expenses increased primarily due to the $0.7 million amortization of intangible assets associated with the Star Gas acquisition. In the heating oil division, these expenses increased $.1 million to $6.6 million in the first quarter of 1995.

    Operating Income declined $5.4 million to $50.7 million in the first quarter of 1995 due to a weather related $3.2 million decline in EBITDA* and an increase of $2.2 million in non-cash expenses. While Star Gas accounted for an approximate $7.5 million increase in first quarter 1995 Operating Income, this was offset by a $12.9 million decline at the heating oil division, as increased acquisition volume, improved gross profit margins and reduced operating expenses could not offset the weather's impact on volume.

    Net interest expense increased by $3.6 million for the first quarter of 1995 due to increased borrowings associated with the Company's 1994 acquisition program and a prefunding of its 1995 capital requirements. Average debt outstanding increased approximately $131.1 million from the previous year's first quarter as a result of financing the Star Gas acquisition, as well as debt incurred to provide a portion of the funds to finance the nine heating oil acquisitions made in 1994. In addition, this additional debt, combined with other sources of cash flow, resulted in an increase in the Company's working capital to $87.8 million, and its cash balance to $45.8 million, as of March 31, 1995.

    Other income of $0.9 million for the first quarter of 1995 represents the gain associated with the sale of certain customer lists and other assets of a non-strategic home heating oil business located in New Hampshire.

    Income taxes were $0.4 million for the first quarter of 1995 compared to $0.6 million for the first quarter of 1994. These taxes represent certain state taxes since the Company has not provided for any Federal Income Taxes for the three months ended March 31, 1995 due to the availability of Federal Income Tax net operating loss carryforwards.

    In the first quarter of 1994, the Company recorded an extraordinary loss of $0.7 million which represents the premium paid in connection with the February 1994 refinancing of $50.0 million in long term notes that were scheduled to mature in June 1994.


*EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans, and other non-cash charges of a similar nature, if any.

    Net income declined from $51.4 million for the first quarter of 1994 to $41.9 million for the first quarter of 1995. This represented an 18.6% decline due to the 5.0% decline in EBITDA, as well as increased non-cash and interest expenses associated with the Company's larger size and the elimination of Petro's first quarter 1994 equity interest in Star's income of $2.3 million. Until December 1994, when Petro completed its acquisition of Star, its holdings was accounted for as an unconsolidated equity investment.

    Despite temperatures in the first quarter of 1995 being 17.7% warmer than in the comparable 1994 quarter, EBITDA declined only 5.0% to $60.7 million from $63.9 million in the first quarter of 1994 as acquisition related volume growth, a 1.8 cents per gallon improvement in home heating oil gross profit margins and a 9.7% reduction in home heating oil operating expenses were offset by the abnormally warm weather. This $3.2 million EBITDA decline was a result of a $12.6 million decrease in the heating oil division EBITDA, partially offset by $9.4 million of additional EBITDA generated by Star Gas.


Liquidity and Financial Condition
- ---------------------------------

    In February 1995, the Company completed public offerings of $125.0 million of its 12 1/4% Subordinated Debentures due February 1, 2005 and approximately 2.9 million shares of Class A Common Stock. The net proceeds of the two offerings were approximately $138.9 million. In February 1995, $98.9 million of the proceeds were used to purchase $85.4 million of long term debt and preferred stock of Star Gas Corporation and to retire approximately 1.5 million shares of Class A Common Stock issued as part of the Star Gas acquisition in December 1994. The Company applied $14.2 million of the proceeds in April 1995, to repay approximately $12.8 million of long-term debt due in March 2000. The balance of the net proceeds, approximately $25.8 million, has yet to be applied for long-term purposes.

    Net cash provided by operating activities of $11.1 million, along with $40.0 million of unapplied net proceeds from the above mentioned public offerings amounted to $51.1 million for the three months ended March 31, 1995. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets ($11.2 million) and in financing activities to pay dividends of $5.3 million, to repay working capital borrowings of $5.1 million, to make principal payments on other long-term obligations of $0.3 million and for other long-term financing requirements of $0.3 million. In addition, the sale of the Company's New Hampshire operations generated $1.5 million of proceeds. As result of the above activity, the Company's cash balance increased by $30.4 million.

    The Company currently has available a $140 million credit facility consisting of a $75 million working capital commitment, a $50 million acquisition facility and a $15 million letter of credit commitment to secure certain insurance requirements. At March 31, 1995 there were no outstanding working capital borrowings, $16.0 million remained available under the acquisition facility and the Company had $87.8 million of working capital.

    For the remainder of 1995, the Company anticipates paying dividends on its Common Stock of approximately $11.5 million, redeeming $4.2 million of Redeemable Preferred Stock and paying $1.5 million in preferred dividends. Based on the Company's current cash position, bank credit availability, expected net cash provided by operating activities and the $25.8 million of available proceeds from the February 1995 public offerings, the Company expects to be able to meet all of the above mentioned obligations in 1995, as well as meet all of its other current obligations as they become due.


Supplemental Financial Information
- ----------------------------------


    During the first quarter of 1995, the Company generated $50.9 million in NIDA* compared to $56.1 million for the first quarter of 1994. This $5.2 million decrease (9.3%) was primarily due to the effects of the abnormally warm temperatures which more than offset the NIDA contribution from the propane division.


















*NIDA is defined as net income (loss), plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

                         PART II OTHER INFORMATION
                         -------------------------


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------


(a) Exhibits Included Within:
    ------------------------

    (27)  Financial Data Schedule


(b) Reports on Form 8-K
    -------------------


    No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Signature          Title                             Date
- ---------          -----                             ----


Irik P. Sevin      President, Chairman of the        May 10, 1995
- ----------------
Irik P. Sevin      Board, Chief Executive Officer,
                   and Chief Financial and Accounting
                   Officer and Director