Form 10-Q
period 1995-06-30
PETROLEUM HEAT & POWER CO INC
filed 1995-08-10
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                                   (Mark One)

/ X /             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/   /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                                ---------       -----------

Commission File Number: 2-88526
                        --------

                       PETROLEUM HEAT AND POWER CO., INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


Minnesota                                                   06-1183025
---------------------------------                          -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

2187 Atlantic Street, Stamford, Connecticut                06902
------------------------------------------------------------------------------
(Address of principal executive office)                (Zip Code)

(203) 325-5400
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---        ---

As of June 30, 1995 there were 22,855,097 shares of the Registrant's Class A Common Stock, 15,053 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

This Report contains a total of 15 pages.

              Petroleum Heat and Power Co., Inc. and Subsidiaries

                               Index to Form 10-Q




                                                                         Page
                                                                         -----
Part 1   Financial Information:


          Item 1 - Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994                         3

               Consolidated Statements of Operations for the
               Second Quarters Ended
               June 30, 1995 and June 30, 1994
               and the Six Months Ended
               June 30, 1995 and June 30, 1994                             4

               Consolidated Statements of Cash Flows for the
               Six Months Ended
               June 30, 1995 and June 30, 1994                         5 - 6

               Notes to Condensed Consolidated Financial
               Statements                                                  7


          Item 2 - Management's Discussion and Analysis of
          Financial Conditions and Results of Operations              8 - 13


Part 2    Other Information:


          Item 6 - Exhibits and Reports on Form 8-K                       14

          Signature                                                       15

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                                  (Unaudited)

(In thousands)                                              June 30,       December 31,
Assets                                                       1995           1994
                                                             -----        ------------
Current Assets:
  Cash                                                   $  45,152        $  15,474
  Accounts receivable (net of allowance of
    $2,767 and $1,769)                                      60,603           87,246
  Inventories                                               18,907           21,746
  Prepaid expenses                                           7,481            7,382
  Notes receivable and other current assets                  2,510            1,279
                                                         ---------        ---------
         Total current assets                              134,653          133,127
                                                         ---------        ---------

Property, plant and equipment - net                        127,882          127,174
                                                         ---------        ---------

Intangible assets (net of accumulated amortization
 of $256,839 and $243,115)
   Customer lists                                           99,714          102,636
   Deferred charges and pension costs                       37,244           32,692
                                                         ---------        ---------
                                                           136,958          135,328
                                                         ---------        ---------

Other assets                                                 2,068            1,545
                                                         ---------        ---------
                                                         $ 401,561        $ 397,174
                                                         =========        =========
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Current debt                                           $   2,598        $   5,617
  Current maturities of cumulative redeemable
    preferred stock                                          4,167            4,167
  Accounts payable                                           7,789           19,786
  Customer credit balances                                  19,574           26,903
  Unearned service contract revenue                         12,826           14,334
  Accrued expenses and other liabilities                    32,354           33,975
                                                         ---------        ---------
         Total current liabilities                          79,308          104,782
                                                         ---------        ---------

Supplemental benefits and other liabilities                  2,122            2,961
                                                         ---------        ---------
Pension plan obligation                                      9,016            9,029
                                                         ---------        ---------
Notes payable and other long-term debt                      33,630           99,681
                                                         ---------        ---------
Senior notes payable                                        35,200           42,632
                                                         ---------        ---------
Subordinated notes payable                                 285,200          167,632
                                                         ---------        ---------

Star Gas preferred stock                                      --             19,966
                                                         ---------        ---------

Cumulative redeemable exchangeable preferred stock          16,667           16,667
                                                         ---------        ---------

Stockholders' equity (deficiency):

  Common stock - par value $.10 per share                    2,547            2,412
  Additional paid-in capital                                77,520           72,296
  Deficit                                                 (131,718)        (132,953)
  Minimum pension liability adjustment                      (6,651)          (6,651)
                                                         ---------        ---------
                                                           (58,302)         (64,896)
  Note receivable from stockholder                          (1,280)          (1,280)
                                                         ---------        ---------
  Total stockholders' equity (deficiency)                  (59,582)         (66,176)

                                                        ---------         ---------
                                                         $ 401,561        $ 397,174
                                                         =========        =========

               See accompanying notes to consolidated financial statements.

                                                                     -4-

                                             Petroleum Heat and Power Co., Inc. and Subsidiaries
                                                    Consolidated Statements of Operations
                                                                 (Unaudited)

(In thousands, except per share data)                            Three Months                           Six Months
                                                                 Ended June 30,                       Ended June 30,
                                                            ----------------------              -------------------------
                                                            1995              1994              1995             1994
                                                         ----------        ----------        ----------        ----------

Net sales                                                $   87,639        $   69,267        $  341,376        $  336,060
Cost of sales                                                61,242            51,651           208,574           214,913
                                                         ----------        ----------        ----------        ----------
         Gross profit                                        26,397            17,616           132,802           121,147
                                                         ----------        ----------        ----------        ----------

Selling, general and administrative expenses                 30,072            21,712            62,077            46,638
Direct delivery expense                                       6,492             5,094            20,171            19,809
Amortization of customer lists                                5,244             4,809            10,696             9,685
Depreciation and amortization of plant and
    equipment
                                                              2,919             1,403             5,722             2,768
Amortization of deferred charges                              1,551             1,557             3,028             3,053
Provision for supplemental benefits                             336                69               671               140
                                                         ----------        ----------        ----------        ----------
         Operating income (loss)                            (20,217)          (17,028)           30,437            39,054

Other income (expense):
Interest expense                                            (10,356)           (5,864)          (20,116)          (11,864)
Interest income                                                 884               623             1,406               938
Other                                                          (135)               52               723                72
                                                         ----------        ----------        ----------        ----------
 Income (loss) before income taxes, equity
     interest and
extraordinary item                                          (29,824)          (22,217)           12,450            28,200
Income taxes (benefit)                                          (25)              (51)              375               550
                                                         ----------        ----------        ----------        ----------
 Income (loss) before equity interest and
      extraordinary item
                                                            (29,799)          (22,166)           12,075            27,650
Equity in earnings (losses) of Star Gas
       Corporation
                                                               --              (1,595)             --                 668
                                                         ----------        ----------        ----------        ----------
 Income (loss) before extraordinary item                    (29,799)          (23,761)           12,075            28,318
Extraordinary item - loss on early
            extinguishment of debt
                                                             (1,436)             --              (1,436)             (654)
                                                         ----------        ----------        ----------        ----------
         Net income (loss)                               $  (31,235)       $  (23,761)       $   10,639        $   27,664
                                                         ==========        ==========        ==========        ==========

Net income (loss) applicable to common stock             $  (31,235)       $  (23,761)       $    8,869        $   25,865

Income (loss) before extraordinary item per
   common share
  Class A Common Stock                                   $    (1.17)       $    (1.11)       $      .41        $     1.22
  Class B Common Stock                                         --                 .41              --                 .82
  Class C Common Stock                                        (1.17)            (1.11)              .41              1.22
Extraordinary loss per common share
  Class A Common Stock                                      $ ( .06)             --          $     (.06)       $     (.03)
  Class B Common Stock                                         --                --                --                --
  Class C Common Stock                                         (.06)             --                (.06)             (.03)
Net income (loss) per common share
  Class A Common Stock                                   $    (1.23)       $    (1.11)       $      .35        $     1.19
  Class B Common Stock                                         --                 .41              --                 .82
  Class C Common Stock                                        (1.23)            (1.11)              .35              1.19
Cash dividends declared per common stock
  Class A Common Stock                                   $      .15        $      .14        $      .30        $      .28
  Class B Common Stock                                         --                 .41              --                 .82
  Class C Common Stock                                          .15               .14               .30               .28
Weighted average number of common stock
       outstanding
  Class A Common Stock                                       22,855            18,993            22,556            18,993
  Class B Common Stock                                           15               217                16               217
  Class C Common Stock                                        2,598             2,545             2,598             2,545

See accompanying notes to condensed consolidated financial statements.

                                                                       -5-

                                                 Petroleum Heat and Power Co., Inc.
                                                          and Subsidiaries

                                                Consolidated Statement of Cash Flows
                                                            (Unaudited)
(In thousands)
                                                                           Six Months Ended
                                                                                June 30
                                                                       1995                 1994
                                                                      -----                ----
Cash flows from operating activities:
 Net income                                                         $ 10,639               $ 27,664
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of customer lists                                   10,696                  9,685
     Equity in earnings of Star Gas Corporation                         --                     (668)
     Depreciation and amortization of plant and
      equipment
                                                                       5,722                  2,768
     Amortization of deferred charges                                  3,028                  3,053
     Provision for losses on accounts receivable                         738                    976
     Provision for supplemental benefits                                 671                    140
     Loss on early extinguishment of debt                              1,436                    654
     Gain on sale of business                                           (788)                  --
     Other                                                                52                    (85)
     Decrease in accounts receivable                                  25,905                 17,696
     Decrease in inventory                                             2,839                  2,129
     Decrease (increase)in prepaid expenses, notes
         receivable and other current  assets                         (1,330)                   414
     Decrease (increase) in other assets                                (523)                    20
     Decrease in accounts payable                                    (11,997)               (10,816)
     Decrease in customer credit balances                             (7,329)               (12,982)
     Decrease in unearned service contract revenue                    (1,508)                (1,062)
     Increase (decrease) in accrued expenses                          (2,150)                 1,340
                                                                    --------               --------

                 Net cash provided by operating
                    activities
                                                                      36,101                 40,926
                                                                    --------               --------

Cash flows from (used for) investing activities:
     Acquisitions                                                    (12,893)               (16,676)
     Capital expenditures                                             (4,960)                (1,319)
     Proceeds from sale of business                                    1,477                   --
     Proceeds from sales of fixed assets                                 298                    197
                                                                    --------               --------

              Net cash used for investing activities                 (16,078)               (17,798)

                                                                    --------               --------


                                                                       -6-

                                                 Petroleum Heat and Power Co., Inc.
                                                          and Subsidiaries

                                                Consolidated Statement of Cash Flows
                                                            (Continued)

(In thousands)
                                                                         Six Months Ended
                                                                              June 30,
                                                                             ---------
                                                                     1995                1994
                                                                     ----                ----
Cash flows from (used for) financing activities:
  Net proceeds from issuance of common stock                       $  18,516                     --
  Net proceeds from issuance of subordinated notes                   120,350                   71,087
  Repayment of notes payable                                         (80,270)                 (50,655)
  Credit facility borrowings                                            --                     21,000
  Credit facility repayments                                          (5,100)                 (49,000)
  Repurchase of common stock                                         (13,689)                    --
  Release of cash collateral account                                    --                     20,000
  Redemption of preferred stock                                      (19,966)                    --
  Restricted cash held as collateral for payment
        of a long-term note payable
                                                                        --                     (1,663)
  Cash dividends paid                                                 (9,071)                  (7,912)
  Other                                                               (1,115)                  (1,475)
                                                                   ---------                ---------
                  Net cash from financing activities                   9,655                    1,382
                                                                   ---------                ---------

Net increase in cash                                                  29,678                   24,510

Cash at beginning of year                                             15,474                    4,614
                                                                   ---------                ---------

Cash at end of period                                              $  45,152                $  29,124
                                                                   =========                =========


Supplemental disclosure of cash flow information:

         Cash paid during the period for:
                  Interest                                         $  14,601                $  10,130
                  Income taxes                                           219                      163

         Non-cash investing activity:
                  Acquisitions                                          --                     (1,630)

         Non-cash financing activity:
                  Issuance of note payable                              --                      1,630


See accompanying notes to condensed consolidated financial statements.

                       Petroleum Heat and Power Co., Inc.
                                and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.           Basis of Presentation
             ---------------------
             The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

             Certain reclassifications were made to the quarter ended June 30, 1995 to conform to the June 30, 1995 six month presentation.

             The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.           Per Share Data
             --------------

             Net income (loss) per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income for preferred dividends declared aggregating $1,770,000 and $1,799,000 for the six months ended June 30, 1995 and 1994 respectively. Fully diluted net income (loss) per common shares are not presented because the effect is not material.

3.           Acquisitions/Sale
             -----------------

             During the six month period ending June 30, 1995, the Company acquired the customer lists and equipment of two unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $ 12.9 million. Sales and net income of the acquired companies are included in the consolidated statement of income from the respective dates of acquisition.

             The Company sold its New Hampshire operations in March 1995 to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $1.5 million and realized a gain on this transaction of approximately $0.8 million.

             Had these acquisitions and disposal occurred at the beginning of the period, the pro forma unaudited results of operations for the six months ended June 30, 1995 would have been as follows:

                                               (In thousands, Except Per Share)
                                               -------------------------------

          Net Sales                                           $346,855
          Net Income                                            10,403

          Net Income Per Common Share:
                   Class A Common Stock                       $    .34
                   Class B Common Stock                           --
                   Class C Common Stock                       $    .34

              Petroleum Heat and Power Co., Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS
                           -------------------------

Six Months Ended June 30, 1995
Compared to Six Months Ended June 30, 1994
------------------------------------------

Net sales increased 1.6% to $341.4 million for the first six months of 1995 from $336.1 million for the comparable period in 1994. While the December 1994 acquisition of Star Gas Corporation ("Star Gas"), the country's tenth largest retail propane distributor generated an additional $51.4 million of sales in the first half of 1995, this was offset by a decline of $46.1 million in home heating oil sales attributable to the first quarter of 1995 when temperatures were 17.7% warmer than the comparable 1994 period.

Home heating oil and propane volume declined only 1.0% during the first half of 1995 compared to the first six months of 1994, despite the extremely warm first quarter, as the gallonage resulting from the acquisition of Star Gas in December 1994, nine heating oil acquisitions completed in 1994 and two in 1995, offset the effect of the abnormal weather. Total retail heating oil and propane volume declined only 2.8 million gallons to 290.3 million gallons, as the 42.1 million gallons realized from Star Gas was offset by the weather related 45.0 million gallon decline in the home heating oil division. The decrease in home heating oil volume was due not only to the direct impact of the warmer winter weather, but also to lower consumption rates associated with the warmer temperatures, account attrition and more efficient delivery scheduling begun in the second quarter of 1994 causing certain deliveries historically made in this period to be delayed until the more delivery efficient fall and winter periods.

Gross profit grew 9.6%, to $132.8 million, despite the volume decline due to $27.7 million of additional gross profit provided by Star Gas and improved home heating oil gross profit margins. Home heating oil gross profits declined to a lesser extent than volume due to a 1.2(cent) per gallon increase in home heating oil gross profit margins and of greater significance, a $2.5 million reduction in the net cost of providing heating equipment repair and maintenance service. Despite the effect of normal inflation on service costs, the Company was able to reduce these expenses in response to the weather related lower volume.

Direct delivery expense increased $0.4 million to $20.2 million for the six months ended June 30, 1995, as $3.5 million of expenses associated with the Star Gas volume were partially offset by a 16.0% savings in the heating oil division. The improved heating oil division delivery performance is attributable to the operating expense control program, which began in the summer of 1994, and which has not only improved delivery efficiencies generally but also enabled the Company to respond to the weather related unexpected reduction in volume.

Selling, general, and administrative expenses increased $15.4 million to $62.1 million for the first half of 1995 due solely to the additional expenses associated with Star Gas. There was virtually no increase in these expenses at the Company's home heating oil division as additional costs associated with the Company's expansion into three new markets since the first half of 1994 and larger account base was offset by a $5.0 million reduction in marketing and other branch expenses.

Depreciation expense increased $3.0 million to $5.7 million for the six months ended June 30, 1995. This increase was due to $2.6 million of depreciation associated with Star Gas and a $0.4 million increase in the heating oil division associated with the Company's increased size and asset base.

Amortization of customer lists, deferred charges and other non-cash expenses increased $1.5 million to $14.4 million for the first half of 1995. These non-cash expenses increased primarily due to $1.4 million of intangible asset amortization associated with Star Gas.

Operating income declined $8.6 million to $30.4 million for the first half of 1995 due to a $4.1 million EBITDA* decline and an increase of $4.5 million in non-cash expenses. While Star Gas contributed an additional $4.8 million of operating income, this was offset by a $13.4 million decline at the heating oil division, as improvements in gross profit margins and reduced operating expenses could not offset the impact of the warm winter weather on volume.

Net interest expense increased by $7.8 million to $18.7 million for the first half of 1995 due to an increase in average debt outstanding of approximately $138.8 million. The funds from these increased borrowings were used to finance a portion of the 1994 and 1995 acquisitions, including Star Gas, and will be used to fund the Company's on-going acquisition program. These borrowings, combined with other sources of cash flow, resulted in an increase in the Company's cash balance to $45.2 million at June 30, 1995.

Other income of $0.7 million for the first half of 1995 primarily represents the gain associated with the sale of certain customer lists and other assets of a non-strategic home heating oil business located in New Hampshire.

Income taxes were $0.4 million for the first half of 1995 compared to $0.6 million for the six months ended June 30, 1994 and represent certain state taxes. The Company has not provided for any Federal income taxes for the first half of 1995 due to the availability of Federal income tax net operating loss carryforwards which as of June 30, 1995 amount to $55.3 million.

----------------------------

*EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans, and other non-cash charges of a similar nature, if any.

In April 1995, the Company recorded an extraordinary charge of $1.4 million associated with the refinancing of $12.8 million of debt maturing in March 2000. In the comparable period in 1994, the Company also recorded an extraordinary charge of $0.7 million when $50.0 million in long-term notes that were scheduled to mature in June 1994 were refinanced.

Net income declined from $27.7 million for the first half of 1994 to $10.6 million for the first half of 1995. This decline was due primarily to the weather related decline in EBITDA, increased non-cash expenses and higher interest expense associated with the Company's larger size.

Despite the effects of the abnormally warmer temperatures experienced in the first quarter of 1995, EBITDA declined only $4.1 million to $50.6 million for the six months ended June 30, 1995. While Star Gas contributed an additional $8.7 million of EBITDA in the first half of 1995 compared to 1994 and the home heating oil division gross profit margin increased and operating expenses declined by 4.7%, the Company experienced a EBITDA decline due to the abnormally warm weather experienced in the first quarter of the year which resulted in a $12.9 million decrease in the home heating oil division's EBITDA.

Three Months Ended June 30, 1995
Compared to Three Months Ended June 30, 1994
--------------------------------------------

Net sales increased $18.4 million or 26.5% from $69.3 million in the second quarter of 1994 to $87.6 million for the second quarter of 1995. This increase was primarily due to the additional $15.5 million of sales generated at Star Gas and an increase in sales in the heating oil division of $2.9 million attributable mainly to the Company's on-going acquisition program.

Retail volume of home heating oil and propane increased 12.6 million gallons or 24.3% to 64.7 million gallons during the second quarter of 1995 due to the 11.2 million gallons sold by Star Gas and an increase in home heating oil volume of
1.4 million gallons. The growth in volume experienced in the heating oil division was primarily attributable to the nine acquisitions made in 1994 and the two in 1995 which was partially offset by account attrition and the impact of an operating expense control program which shifted certain home heating oil deliveries to the more efficient fall and winter periods.

Gross profit increased 50.0%, or $8.8 million, to $26.4 million for the second quarter of 1995. Gross profits grew more significantly than volume due to the impact of Star Gas, which has higher gross profit margins than the heating oil division. Home heating oil gross profit growth of approximately 2.3% was attributable to the increased volume and most importantly, a reduction in the cost of providing heating equipment repair and maintenance service associated with the Company's cost control program. As expected, home heating oil margins declined from the levels achieved in the second quarter of 1994 by 0.9 cents per gallon due to the impact of operations in three new marketing areas whose comparatively lower per gallon gross profit margins had the effect of decreasing the overall heating oil division's gross profit margin. However, for those markets in which the heating oil division operated during both periods, the 1995 margins were approximately equal to the unusually high levels achieved during the second quarter of 1994. The 1995 margins were representative of normal increases when compared to historic levels.

Direct delivery expense increased $1.4 million to $6.5 million for the second quarter of 1995. This increase was due to $1.5 million of Star Gas related delivery expenses offset by a reduction of $0.1 million in the heating oil division. Despite an increase in home heating oil volume, delivery expenses declined 2.4% in absolute terms and 5.0% per gallon due to the Company's operating expense control program that commenced in the third quarter of 1994.

Selling, general and administrative expenses increased $8.4 million to $30.1 million. This increase is due to an additional $7.5 million of expenses associated with servicing the Star Gas customer base and an increase in the heating oil division of $0.9 million due primarily to the additional costs associated with the operations in three new marketing areas. Offsetting the increase in these expenses related to the Company's larger customer base serving three new geographic markets was a $2.3 million quarterly reduction in the heating oil division's branch and marketing expenses resulting from the effective implementation of the operating expense control program.

Depreciation expense increased from $1.4 million in the second quarter of 1994 to $2.9 million in the second quarter of 1995. This increase was primarily due to $1.3 million of depreciation relating to Star Gas as well as a $0.2 million increase in the heating oil division associated with the Company's acquisition program.

Amortization of customer lists, deferred charges and other non-cash charges increased $0.7 million to $7.1 million for the second quarter of 1995. These non-cash expenses increased due to approximately $0.7 million of amortization associated with the Star Gas acquisition.

The operating loss for the second quarter of 1995 was $3.2 million greater than the comparable period of 1994. This increase was primarily due to an increase of $2.2 million in non-cash expenses and a $1.0 million decline in EBITDA. EBITDA declined during this non heating season, as the home heating oil costs associated with servicing a larger home heating oil customer base and operating in three new markets, as well as the off season EBITDA loss at Star Gas, offset increased gross profits and improved service, delivery and marketing expenses.

Net interest expense increased by $4.2 million to $9.5 million due to increased borrowings associated with the Company's 1994 and first half of 1995 acquisitions, primarily Star Gas, and to provide funding for the Company's on-going acquisition program. Average debt outstanding increased approximately $146.5 million as a result of the Star acquisition and from debt incurred to provide a portion of the funds to finance the nine 1994 heating oil acquisitions, the two 1995 acquisitions, with the remainder contributing to the $11.6 million increase in average cash balances during the quarter.

In the second quarter of 1995, the Company recorded an extraordinary loss of $1.4 million representing the prepayment premium associated with the refinancing of $12.8 million of floating rate debt due 2000 (15.4% annual rate at time of repayment), with a portion of the proceeds from the $125.0 million 12.25% Subordinated Notes sold in February 1995.

The net loss for the second quarter of 1995 increased $7.5 million from the prior year's comparable period due to the cost of operating a larger business in this non-heating season period, increases in acquisition related non-cash expenses, the extraordinary loss associated with the debt refinancing and higher interest expense.

The seasonally related EBITDA loss increased only $1.0 million to $10.2 million for the second quarter of 1995 versus the comparable period of 1994 as the increase in heating oil and propane gross profit and improvements in heating oil service, delivery and marketing expenses were offset by the additional costs associated with servicing a larger customer base.

Liquidity and Financial Condition
----------------------------------

In February 1995, the Company completed public offerings of $125.0 million of its 12 1/4% Subordinated Debentures due February 1, 2005 and approximately 2.9 million shares of Class A Common Stock. The net proceeds of the two offeringswere approximately $138.9 million. In February 1995, $98.9 million of the proceeds were used to purchase $85.4 million of long term debt and preferred stock of Star Gas Corporation and to retire approximately 1.5 million shares of Class A Common Stock issued as part of the Star Gas acquisition in December 1994. The Company applied $14.2 million of the proceeds in April 1995, to repay approximately $12.8 million of long-term debt due in March 2000. The balance of the net proceeds, approximately $25.8 million, will finance the Company's on-going acquisition program.

Net Cash provided by operating activities of $36.1 million, along with $25.8 million of unapplied net proceeds from the above mentioned public offerings amounted to $61.9 million for the six months ended June 30, 1995. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets ($17.6 million) and in financing activities to pay dividends of $9.1 million, to repay working capital borrowings of $5.1 million, to make principal payments on other long-term obligations of $0.8 million and for other long-term financing requirements of $1.1 million. In addition, the sale of the Company's New Hampshire operations generated $1.5 million of proceeds. As a result of the above activity, the Company's cash balance increased by $29.7 million to $45.2 million at June 30, 1995.

The Company currently has available a $140 million credit facility consisting of a $75 million working capital commitment, a $50 million acquisition facility and a $15 million letter of credit commitment to secure certain insurance requirements. At June 30, 1995 there were no outstanding working capital borrowings, $16.3 million remained available under the acquisition facility and the Company had $55.3 million of working capital.

For the remainder of 1995, the Company anticipates paying dividends on its Common Stock of approximately $7.6 million, redeeming $4.2 million of Redeemable Preferred Stock and paying $1.5 million in preferred dividends. Based on the Company's current cash position, bank credit availability, expected net cash provided by operating activities and the $25.8 million of available proceeds from the February 1995 public offerings, the Company expects to be able to meet all of the above mentioned obligations in 1995, as well as meet all of its other current obligations as they become due.

Supplemental Financial Information
During the first half of 1995, the Company generated $29.0 million in NIDA* compared to $40.9 million for the first half of 1994. This $11.9 million decrease was primarily due to the weather related decline in EBITDA, the extraordinary loss associated with prepaying certain debt, and increased interest expense associated with increased borrowings used to finance a portion of the Company's recent acquisitions as well as to provide funds for the Company's on-going acquisition program.
-------------------------------
* NIDA is defined as net income (loss), plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

                           PART II OTHER INFORMATION
                           -------------------------





Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


         (a)      Exhibits Included Within:
                  ------------------------

                  (27)  Financial Data Schedule


         (b)      Reports on Form 8-K
                  --------------------


         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURE
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




Signature                Title                                 Date
---------                -----                                 ----


Irik P. Sevin            President, Chairman of the             August 10, 1995
----------------
Irik P. Sevin            Board, Chief Executive Officer,
                         and Chief Financial and
                         Accounting Officer and Director