Form 10-Q
period 1995-09-30
PETROLEUM HEAT & POWER CO INC
filed 1995-11-14
CIK 736768

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                 FORM 10-Q

(Mark One)

/ X /          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
 ---
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                     OR

/   /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------


Commission File Number: 2-88526
                        -------

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

(203) 325-5400
-----------------------------------------------------------------
(Registrant's telephone number, including area code)

-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

As of September 30, 1995 there were 22,855,097 shares of the Registrant's Class A Common Stock, 13,903 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

This Report contains a total of 16 pages.

            Petroleum Heat and Power Co., Inc. and Subsidiaries

                             Index to Form 10-Q


                                                                         Page
                                                                        ------

Part 1    Financial Information:


          Item 1 - Financial Statements

               Consolidated Balance Sheets
               September 30, 1995 and December 31, 1994                     3

               Consolidated Statements of Operations for the
               Three Months Ended
               September 30, 1995 and September 30, 1994
               and the Nine Months Ended
               September 30, 1995 and September 30, 1994                    4

               Consolidated Statements of Cash Flows for the
               Nine Months Ended
               September 30, 1995 and September 30, 1994                5 - 6

               Notes to Condensed Consolidated Financial
               Statements                                                   7


          Item 2 - Management's Discussion and Analysis of
          Financial Conditions and Results of Operations               8 - 14


Part 2    Other Information:


          Item 6 - Exhibits and Reports on Form 8-K                        15

          Signature                                                        16

                 PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                             Consolidated Balance Sheets
                                     (Unaudited)

(In thousands)                                       September 30,   December 31
Assets                                                  1995            1994
                                                     ----------      -----------
Current Assets:
  Cash                                               $ 16,240        $ 15,474
  Accounts receivable (net of allowance of
   $2,701 and $1,769)                                  50,996          87,246
  Inventories                                          22,720          21,746
  Prepaid expenses                                      9,730           7,382
  Notes receivable and other current assets             2,253           1,279
                                                    ---------       ---------
        Total current assets                          101,939         133,127
                                                    ---------       ---------
Property, plant and equipment - net                   128,226         127,174
                                                    ---------       ---------
Intangible assets (net of accumulated
  amortization
  of $263,313 and $243,115)
   Customer lists                                     102,433         102,636
   Deferred charges and pension costs                  40,465          32,692
                                                    ---------       ---------
                                                      142,898         135,328
                                                    ---------       ---------
Other assets                                            2,028           1,545
                                                    ---------       ---------
                                                     $375,091        $397,174
                                                    =========       =========
Liabilities and Stockholders' Equity
  (Deficiency)
Current liabilities:
  Current debt                                       $  3,120        $  5,617
  Current maturities of cumulative
    redeemable preferred stock                          4,167           4,167
  Accounts payable                                     10,484          19,786
  Customer credit balances                             34,132          26,903
  Unearned service contract revenue                    13,978          14,334
  Accrued expenses and other liabilities               28,317          33,975
                                                    ---------       ---------
        Total current liabilities                      94,198         104,782
                                                    ---------       ---------
Supplemental benefits and other liabilities             1,966           2,961
                                                    ---------       ---------
Pension plan obligation                                 9,010           9,029
                                                    ---------       ---------
Notes payable and other long-term debt                 42,052          99,681
                                                    ---------       ---------
Senior notes payable                                   35,200          42,632
                                                    ---------       ---------
Subordinated notes payable                            285,200         167,632
                                                    ---------       ---------
Star Gas preferred stock                                    -          19,966
                                                    ---------       ---------
Cumulative redeemable exchangeable
  preferred stock                                      12,500          16,667
                                                    ---------       ---------
Stockholders' equity (deficiency):
  Common stock - par value $.10 per share               2,547           2,412
  Additional paid-in capital                           77,766          72,296
  Deficit                                            (177,417)       (132,953)
  Minimum pension liability adjustment                 (6,651)         (6,651)
                                                    ---------       ---------
                                                     (103,755)        (64,896)
  Note receivable from stockholder                     (1,280)         (1,280)
                                                    ---------       ---------
  Total stockholders' equity (deficiency)            (105,035)        (66,176)
                                                    ---------       ---------
                                                     $375,091        $397,174
                                                    =========       =========

             See accompanying notes to consolidated financial statements.

                                                           -4-

                                   Petroleum Heat and Power Co., Inc. and Subsidiaries
                                          Consolidated Statements of Operations
                                                       (Unaudited)
 (In thousands, except per share data)                                  Three Months                      Nine Months
                                                                     Ended September 30,               Ended September 30,
                                                                   ----------------------          ------------------------
                                                                     1995          1994               1995          1994
                                                                   --------     ---------          ---------     ---------
 Net sales                                                        $  63,541     $ 49,231           $ 404,917      $385,291
 Cost of sales                                                       47,768       42,326             256,342       257,240
                                                                  ---------     --------           ---------      --------
         Gross profit                                                15,773        6,905             148,575       128,051
                                                                  ---------     --------           ---------      --------
 Selling, general and administrative expenses                        31,426       21,932              93,503        68,570
 Direct delivery expense                                              4,964        3,528              25,135        23,337
 Amortization of customer lists                                       4,843        5,117              15,539        14,802
 Depreciation and amortization of plant and
   equipment
                                                                      3,281        1,540               9,003         4,307
 Amortization of deferred charges                                     1,631        1,612               4,659         4,665
 Provision for supplemental benefits                                    368           70               1,039           210
                                                                  ---------     --------           ---------      --------
         Operating income (loss)                                    (30,740)     (26,894)               (303)       12,160
 Other income (expense):
 Interest expense                                                   (10,318)      (6,191)            (30,434)      (18,056)
 Interest income                                                        577          397               1,983         1,335
 Other                                                                   20           10                 743            83
                                                                  ---------     --------           ---------      --------
  Loss before income taxes, equity
    interest and extraordinary item                                 (40,461)     (32,678)            (28,011)       (4,478)
 Income taxes (benefit)                                                 (75)        (125)                300           425
                                                                  ---------     --------           ---------      --------
  Loss before equity interest and
    extraordinary item                                              (40,386)     (32,553)            (28,311)       (4,903)
 Equity in losses of Star Gas Corporation                                --       (1,911)                 --        (1,243)
                                                                  ---------     --------           ---------      --------
  Loss before extraordinary item                                    (40,386)     (34,464)            (28,311)       (6,146)
 Extraordinary item - loss on early
 extinguishment of debt                                                  --           --              (1,436)         (654)
                                                                  ---------     --------           ---------      --------
         Net Loss                                                 $ (40,386)    $(34,464)          $ (29,747)     $ (6,800)
                                                                  =========     ========           =========      ========

 Net loss applicable to common stock                              $ (41,879)    $(36,006)          $ (33,010)     $(10,141)

 Loss before extraordinary item per
   common share
   Class A Common Stock                                           $   (1.65)     $ (1.67)          $   (1.25)       $ (.45)
   Class B Common Stock                                                  --          .28                  --          1.10
   Class C Common Stock                                               (1.65)       (1.67)              (1.25)         (.45)
 Extraordinary loss per common share
   Class A Common Stock                                                  --           --           $    (.06)       $ (.03)
   Class B Common Stock                                                  --           --                  --            --
   Class C Common Stock                                                  --           --                (.06)         (.03)
 Net loss per common share
   Class A Common Stock                                           $   (1.65)     $ (1.67)          $   (1.31)       $ (.48)
   Class B Common Stock                                                  --          .28                  --          1.10
   Class C Common Stock                                               (1.65)       (1.67)              (1.31)         (.48)
 Cash dividends declared per common stock
   Class A Common Stock                                           $     .15     $    .14           $     .45        $  .41
   Class B Common Stock                                                  --          .28                  --          1.10
   Class C Common Stock                                                 .15          .14                 .15           .41
 Weighted average number of common stock
   outstanding
   Class A Common Stock                                              22,855       18,993              22,656        18,993
   Class B Common Stock                                                  15          155                  16           196
   Class C Common Stock                                               2,598        2,545               2,598         2,545

See accompanying notes to consolidated financial statements.

                                          -5-
                          Petroleum Heat and Power Co., Inc.
                                   and Subsidiaries

                         Consolidated Statement of Cash Flows
                                      (Unaudited)

(In thousands)
                                                            Nine Months Ended
                                                              September 30
                                                          --------------------
                                                             1995         1994
                                                          ---------     --------
Cash flows from operating activities:
 Net loss                                                 $ (29,747)    $(6,800)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Amortization of customer lists                       15,539      14,802
        Equity in loss of Star Gas Corporation                    -       1,243
        Depreciation and amortization of plant and
          equipment
                                                              9,003       4,307
        Amortization of deferred charges                      4,659       4,665
        Provision for losses on accounts receivable           1,575       1,491
        Provision for supplemental benefits                   1,039         210
        Loss on early extinguishment of debt                  1,436         654
        Gain on sale of business                               (788)          -
        Other                                                    26        (104)
        Decrease in accounts receivable                      34,675      29,640
        Increase in inventory                                  (974)       (205)
        Increase in prepaid expenses, notes
          receivable and other current assets                (3,322)       (729)
        Decrease (increase) in other assets                    (553)         25
        Decrease in accounts payable                          (8,256)    (8,113)
        Increase in customer credit balances                  7,229       4,767
        Increase (Decrease)in unearned service
          contract revenue                                     (356)        152
        Increase (decrease) in accrued expenses              (6,187)      1,878
                                                          ---------     -------

                Net cash provided by operating
                  activities                                 24,998      47,883
                                                          ---------     -------

Cash flows from (used for) investing activities:
        Acquisitions                                        (17,516)    (24,451)
        Capital expenditures                                 (8,106)     (2,042)
        Proceeds from sale of business                        1,477           -
        Proceeds from sales of fixed assets                     308         291
                                                          ---------     -------

                Net cash used for investing
                  activities                                (23,837)    (26,202)
                                                           ---------    -------

                           Petroleum Heat and Power Co., Inc.
                                 and Subsidiaries

                          Consolidated Statement of Cash Flows
                                     (Continued)

(In thousands)
                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                              -----------------------
                                                                                              1995             1994
                                                                                              ----             ----
Cash flows from (used for) financing activities:
  Net proceeds from issuance of common stock                                              $  18,516           $  -
  Net proceeds from issuance of subordinated notes                                          120,350             71,087
  Repayment of notes payable                                                                (80,372)           (50,655)
  Credit facility borrowings                                                                      -             21,000
  Credit facility repayments                                                                 (5,100)           (49,000)
  Repurchase of common stock                                                                (13,709)            (3,341)
  Release of cash collateral account                                                              -             20,000
  Redemption of preferred stock                                                             (24,133)            (4,167)
  Cash dividends paid                                                                       (14,382)           (12,564)
  Other                                                                                      (1,565)            (1,600)
                                                                                          ----------          ---------

                Net cash used in financing activities                                          (395)            (9,240)
                                                                                          ----------          ---------
Net increase in cash                                                                            766             12,441

Cash at beginning of year                                                                    15,474              4,614
                                                                                          ----------          ---------
Cash at end of period                                                                     $  16,240            $17,055
                                                                                          =========           =========

Supplemental disclosure of cash flow information:

        Cash paid during the period for:
                Interest                                                                  $  27,131            $14,934
                Income taxes                                                                  3,142                297

        Non-cash investing activity:
                Acquisitions                                                                 (8,000)            (8,799)

        Non-cash financing activity:
                Issuance of note payable                                                      8,000              8,799




See accompanying notes to consolidated financial statements.

                     Petroleum Heat and Power Co., Inc.
                              and Subsidiaries

                 Notes to Consolidated Financial Statements
                                (Unaudited)


1.     Basis of Presentation
       ---------------------

       The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of results for the interim periods.

       The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

2.     Per Share Data
       --------------

       Net income (loss) per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income (loss) for preferred dividends declared aggregating $3,263,000 and $3,341,000 for the nine months ended September 30, 1995 and 1994 respectively. Fully diluted net income (loss) per common shares are not presented because the effect is not material.

3.     Acquisitions/Sale
       -----------------

       During the nine month period ending September 30, 1995, the Company acquired the customer lists and equipment of eight unaffiliated fuel oil/propane dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $25.5 million. Sales and net income of the acquired companies are included in the consolidated statement of income from the respective dates of acquisition.

       The Company sold its New Hampshire operations in March 1995 to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $1.5 million and realized a gain on this transaction of approximately $0.8 million.

       Had these acquisitions and disposal occurred at the beginning of the period, the pro forma unaudited results of operations for the nine months ended September 30, 1995 would have been as follows:

                                        (In thousands, Except Per Share)
                                        --------------------------------

          Net Sales                               $420,002
          Net Loss                                 (29,548)

          Net Loss Per Common Share:
               Class A Common Stock               $  (1.30)
               Class B Common Stock                     --
               Class C Common Stock               $  (1.30)

            Petroleum Heat and Power Co., Inc. and Subsidiaries

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                         AND RESULTS OF OPERATIONS
                         -------------------------


Nine Months Ended September 30, 1995
Compared to Nine Months Ended September 30, 1994
------------------------------------------------

Despite an abnormally warm first quarter of 1995, which was 17.7% warmer than the first quarter of 1994, the Company was able to largely offset the effect of weather on the nine months ended September 30, 1995 through the growth provided by its acquisition program and through a reduction in branch level operating costs.

Total retail home heating oil and propane volume increased 2.5% to 330.3 million gallons during the nine months ended September 30, 1995, as compared to 322.3 million gallons for the nine months ended September 30, 1994. This increase was due to the Company's ongoing acquisition program, which, in 1994 and 1995, included Star Gas, the nation's ninth largest retail distributor of propane, and seventeen other home heating oil and propane companies. This growth served to more than offset the impact of the unusually warm weather, which negatively impacted volume by an estimated 40 million gallons.

Net sales. Net sales increased 5.1% to $404.9 million for the nine months
---------
ended September 30, 1995, as compared to $385.3 million for the nine months ended September 30, 1994. This increase was due to retail and wholesale volume associated with the Company's acquisitions and increased per gallon heating oil selling prices.

Gross profit. Gross profit increased 16.0% to $148.6 million for the nine
------------
months ended September 30, 1995, as compared to $128.1 million for the nine months ended September 30, 1994. This increase was greater than the comparable growth in volume due primarily to higher gross profit margins associated with the Company's acquisitions, as well as to a 1.3 cent per gallon increase in home heating oil gross profit margins.

Direct delivery expense. Direct delivery expense increased to $25.1 million
-----------------------
for the nine months ended September 30, 1995, as compared to $23.3 million for the nine months ended September 30, 1994. This increase of only $1.8 million was despite $5.1 million of additional direct delivery expense associated with Star Gas, as the Company's new operating expense control programs both increased efficiency and enabled the Company to reduce direct delivery expense in the home heating oil division by $3.3 million in response to lower volume.

Selling, general and administrative expenses. Selling, general, and
--------------------------------------------
administrative expenses(S,G&A) increased to $93.5 million for the nine months ended September 30, 1995, as compared to $68.6 million for the nine months ended September 30, 1994, due largely to the additional expenses associated with the newly acquired Star Gas propane division, which accounted for $23.3 million, or 93.4%, of the increase. As expected, at the Company's home heating oil division, S,G&A experienced a net increase of 2.4% for the nine months ended September 30, 1995, due to costs associated with (i) the Company's expansion into three new geographic markets and (ii) implementation of a long-term program designed to reduce operating expenses and improve customer satisfaction by capitalizing on efficiencies created by the Company's size. These costs were almost entirely offset by a $5.7 million reduction in branch related S,G&A at those home heating oil branches which were operated in both 1994 and 1995.

Amortization of customer lists. Amortization of customer lists increased
------------------------------
5.0% to $15.5 million for the nine months ended September 30, 1995, as compared to $14.8 million for the nine months ended September 30, 1994. This increase was primarily due to customer list amortization associated with acquisitions, and was partially offset by a decline resulting from certain previously acquired customer lists which have been fully amortized.

Depreciation and amortization of plant and equipment. Depreciation and
----------------------------------------------------
amortization of plant and equipment increased to $9.0 million for the nine months ended September 30, 1995, as compared to $4.3 million for the nine months ended September 30, 1994. This increase of $4.7 million was due to the Company's recent acquisitions, which resulted in a significant growth in the Company's asset base.

Amortization of deferred charges. Amortization of deferred charges,
--------------------------------
including goodwill and restrictive covenants, remained unchanged from the prior fiscal year at $4.7 million for the nine months ended September 30, 1995, as the amortization associated with the Company's 1994 and 1995 acquisitions was fully offset by certain deferred charges associated with prior acquisitions which have been fully amortized.

Provision for supplemental benefits. Provision for supplemental benefits
-----------------------------------
increased to $1.0 million for the nine months ended September 30, 1995, as compared to $0.2 million for the nine months ended September 30, 1994. This non-cash increase was due to the extension of the exercise date related to certain options previously issued. This event occurred late in fiscal year 1994; accordingly, the full year impact is first reflected in fiscal year 1995.

Operating income/(loss). Operating income/(loss) declined $12.5 million for
-----------------------
the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. This decrease was primarily due to the impact of an abnormally warm first quarter winter on home heating oil volume and an acquisition-related increase in non-cash charges, which were not fully offset by volume growth attributable to acquisitions, an increase in gross profit margins and a reduction in heating oil branch level operating expenses.

Interest expense and Interest income. Net interest expense increased to
------------------------------------
$28.5 million for the nine months ended September 30, 1995, as compared to $16.7 million for the nine months ended September 30, 1994, due primarily to an increase in average debt outstanding. The funds from these increased borrowings were used to finance a portion of the Company's 1994 and 1995 acquisitions, as well as to provide capital for future acquisitions.

Other income. Other income was $0.7 million for the nine months ended
------------
September 30, 1995, and primarily represented the net gain recorded on the sale of certain customer lists and other assets of a non-strategic, underperforming home heating oil business located in New Hampshire.

Income taxes. Income taxes were $0.3 million for the nine months ended
------------
September 30, 1995, as compared to $0.4 million for the nine months ended September 30, 1994, and represented certain state taxes. The Company did not provide for any Federal income taxes for the nine months ended September 30, 1995, due to the availability of Federal income tax net operating loss carryforwards which, as of December 31, 1994, amounted to $55.3 million.

Equity in loss of Star Gas Corporation. For the nine months ended September
--------------------------------------
30, 1994, the Company recorded equity in loss of Star Gas of $1.2 million. This amount represented the share of Star's loss associated with the Company's minority interest at the time. For the nine months ended September 30, 1995, the Company owned 100% of Star Gas and consolidated its results into the Company's financial statements.

Extraordinary item - loss on early extinguishment of debt. In April 1995,
---------------------------------------------------------
the Company recorded an extraordinary charge of $1.4 million in connection with the refinancing of $12.8 million of debt maturing in March 2000. For the nine months ended September 30, 1994, the Company also recorded an extraordinary charge of $0.7 million, when $50.0 million in long-term notes that were scheduled to mature in June 1994 were refinanced.

Net loss. Net loss increased to $29.7 million for the nine months ended
--------
September 30, 1995, as compared to $6.8 million for the nine months ended September 30, 1994. This increase was primarily due to the impact of the weather, as well as to higher interest expense associated with the Company's continuing growth and increased non-cash expenses relating to acquisitions. These factors were somewhat offset by acquisition related volume, an increase in gross profit margins, and the success of the Company's efforts to reduce heating oil branch and delivery costs.

EBITDA*
        EBITDA declined approximately $6.2 million for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. This decline was primarily due to the approximately 40 million gallon impact of abnormally warm first quarter weather, which could not be offset by the volume provided by acquisitions, improved gross profit margins and a reduction in branch and delivery related expenses.






------------------------
* EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any.

Three Months Ended September 30, 1995
Compared to Three Months Ended September 30, 1994
-------------------------------------------------

During the three months ended September 30, 1995, volume, sales, and gross profit all showed strong increases, due primarily to the Company's acquisition program and improved gross profit margins. In addition, the Company was successful in reducing its branch related delivery and operating costs. As expected, however, the Company's larger size resulted in increased operating and net losses during the third quarter, a non-heating period for which the Company traditionally reports losses.

Total retail volume of home heating oil and propane increased 37.0% to 40.1 million gallons for the three months ended September 30, 1995, as compared to 29.2 million gallons for the three months ended September 30, 1994. This increase was due to the Company's ongoing acquisition program, which, for the period since the third quarter of 1994, included acquisition of Star Gas, the country's ninth largest retail propane distributor, as well as twelve other home heating oil and propane companies.

Net sales. Net sales increased 29.1% to $63.5 million for the three months
---------
ended September 30, 1995, as compared to $49.2 million for the three months ended September 30, 1994, due primarily to the additional sales generated by acquisitions and increased home heating oil selling prices. The increase in third quarter sales was less than the corresponding increase in retail volume due to the proportional growth of propane volume, which generally has lower per gallon selling prices than heating oil volume and generates less additional service revenue.

Gross profit. Gross profit increased 128.5% to $15.8 million for the three
------------
months ended September 30, 1995, as compared to $6.9 million for the three months ended September 30, 1994. Gross profit increased more significantly than volume due to the greater proportional impact of propane, which, despite having lower selling prices, has higher per gallon gross profit margins than heating oil. In addition, home heating oil gross profit grew by approximately 9.3%, due primarily to an increase in per gallon gross profit margins.

Direct delivery expense. Direct delivery expense increased to $5.0 million
-----------------------
for the three months ended September 30, 1995, as compared to $3.5 million for the three months ended September 30, 1994. This increase was primarily due to $1.6 million of direct delivery expense related to Star Gas, and was partially offset by a reduction of direct delivery expense in the heating oil division.

Selling, general and administrative expenses. Selling, general and
--------------------------------------------
administrative expenses (S,G&A) increased to $31.4 million for the three months ended September 30, 1995, as compared to $21.9 million for the three months ended September 30, 1994. This increase was primarily due to an additional $7.9 million of expenses associated with servicing the Star Gas customer base. As expected, S,G&A at the home heating oil division also increased in the third quarter of 1995, primarily due to (i) the additional cost of operating in three new geographic markets, and (ii) the Company's long-term program to reduce operating expenses and improve customer satisfaction, which, in the third quarter of 1995, included consummation of a management consulting study which identified areas of additional operating improvements. These corporate expenses were largely offset by a 5.9% decline in operating expenses at those heating oil branches which were operated by the Company in the third quarters of both 1994 and 1995.

Amortization of customer lists. Amortization of customer lists decreased
------------------------------
5.4% to $4.8 million for the three months ended September 30, 1995, as compared to $5.1 million for the three months ended September 30, 1994. The net decrease was the result of certain previously acquired customer lists which became fully amortized.

Depreciation and amortization of plant and equipment. Depreciation and
----------------------------------------------------
amortization of plant and equipment increased to $3.3 million for the three months ended September 30, 1995, as compared to $1.5 million for the three months ended September 30, 1994. This increase was due to $1.7 million of depreciation relating to acquisitions which increased the Company's base of assets.

Amortization of deferred charges. Amortization of deferred charges remained
--------------------------------
unchanged from the previous year at $1.6 million for the three months ended September 30, 1995, as $0.4 million of amortization of deferred charges associated with acquisitions was offset by a decrease in amortization resulting from certain deferred charges which became fully amortized.

Operating loss. Since the third quarter is a non-heating period for which
--------------
the Company traditionally reports operating losses, the Company's larger size resulted in an increased operating loss of $30.7 million for the three months ended September 30, 1995, as compared to $26.9 million for the three months ended September 30, 1994. This increase was primarily due to the cost of servicing the Company's larger customer base during the non-heating season, acquisition-related non-cash expenses, and an increase in corporate level expenses, partially offset by improved gross profit margins and lower heating oil branch level operating expenses.

Interest expense and Interest income. Net interest expense increased to
------------------------------------
$9.7 million for the three months ended September 30, 1995, as compared to $5.8 million for the three months ended September 30, 1994. This increase was due to borrowings associated with the Company's acquisition of Star Gas and twelve other home heating oil and propane companies since the third quarter of 1994.

Equity in loss of Star Gas Corporation. For the three months ended
--------------------------------------
September 30, 1994, the Company recorded equity in loss of Star Gas of $1.9 million. This amount represented the share of Star's net loss associated with the Company's minority interest at the time. For the three months ended September 30, 1995, the Company owned 100% of Star Gas and consolidated its results into the Company's financial statements.

Net loss. As expected, net loss increased to $40.4 million for the three
--------
months ended September 30, 1995, as compared to a net loss of $34.5 million for the three months ended September 30, 1994. This increase was due to the normal non-heating season impact of servicing a larger customer base, higher interest expense associated with the Company's acquisitions, and investments in the Company's long-term operating programs.

EBITDA. The seasonally related EBITDA loss increased 11.1% to $20.6 million
------
for the three months ended September 30, 1995 as compared to $18.6 million for the three months ended September 30, 1994. While the increase in volume of 37.0% over these periods would typically imply a commensurate increase in non-heating season EBITDA loss, the third quarter 1995 impact on EBITDA was partially offset by the Company's acquisition of higher operating margin businesses, an increase in home heating oil gross profit margins, and 5.9% lower heating oil branch operating costs.


Liquidity and Financial Condition
----------------------------------

In February 1995, the Company completed public offerings of $125.0 million of its 12 1/4% Subordinated Debentures due February 1, 2005 and approximately
2.9 million shares of Class A Common Stock. The net proceeds of the two offerings were approximately $138.9 million, and were used to purchase
$85.4 million of long-term debt and preferred stock of Star Gas
Corporation; to retire approximately 1.5 million shares of Class A Common Stock issued as part of the Star Gas acquisition in December 1994; and to repurchase, for $14.2 million, $12.8 million of long-term debt due in March 2000. The balance of the net proceeds, approximately $25.8 million, became available to finance the Company's ongoing acquisition program.

Net cash provided by operating activities of $25.0 million, along with $25.8 million of unapplied net proceeds from the above mentioned public offerings, amounted to $50.8 million for the nine months ended September 30, 1995. These funds were utilized in investing activities for acquisitions and purchase of fixed assets of $33.3 million; and in financing activities to pay dividends of $14.4 million, to repay working capital borrowings of $5.1 million, to repurchase mandatorily redeemable preferred stock of $4.2 million, to make principal payments of $1.0 million on other long-term obligations and for other long-term financing requirements of $1.5 million. The Company partially financed its acquisitions with notes payable of $8.0 million. In addition, the sale of the Company's New Hampshire operations generated $1.5 million of proceeds. As a result of the above activity, the Company's cash balance increased by $0.8 million to $16.2 million at September 30, 1995.

In October 1995, the Company announced its intentions to transfer substantially all of the propane operating assets and related liabilities of its wholly owned subsidiary, Star Gas Corp. (including Petro's propane operations), to a newly formed Master Limited Partnership, Star Gas Partners, L. P., and sell a majority of that Partnership to the public, while retaining a sizable minority interest. Proceeds to the Company from the proposed transactions are currently estimated to approximate $120 million to $130 million. The Company expects to use the proceeds for repayment of debt, including, where permitted, public debt, as well as for funding its ongoing acquisition program in the home heating oil distribution industry.

The Company currently has available a $140 million credit facility consisting of a $75 million working capital commitment, a $50 million acquisition facility and a $15 million letter of credit commitment to secure certain insurance requirements. At September 30, 1995 there were no outstanding working capital borrowings and the Company had $7.7 million of working capital. Upon completion of the Master Limited Partnership transaction described above, the Company intends to reduce the working capital and acquisition facilities to $60 million and $17 million, respectively.

For the remainder of 1995, the Company anticipates paying dividends on its Common Stock of approximately $3.8 million. Based on the Company's current cash position, bank credit availability, expected net cash provided by operating activities and the $25.8 million of available proceeds from the February 1995 public offerings, the Company expects to be able to meet all of the above mentioned obligations in 1995, as well as meet all of its other current obligations as they become due.


Supplemental Financial Information
----------------------------------

NIDA** declined to a loss of $1.9 million for the nine months ended September 30, 1995, as compared to positive NIDA of $15.9 million for the nine months ended September 30, 1994. This decline was primarily due to a weather-related decline in EBITDA and an increase in interest expense associated with the Company's acquisition program, partially offset by the additional EBITDA provided by acquisitions.









--------------------
** NIDA is defined as net income (loss), plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

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

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Signature          Title                               Date
---------          -----                               ----


Irik P. Sevin      President, Chairman of the          November 14, 1995
-------------      Board, Chief Executive Officer,
Irik P. Sevin      and Chief Financial and
                   Accounting Officer and Director