Form 10-Q/A
period 1995-09-30
PETROLEUM HEAT & POWER CO INC
filed 1995-12-13
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

(Mark One)

  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
   ---
                         SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1995
                                ------------------

                                       OR

  /  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---
                         SECURITIES EXCHANGE ACT OF 1934

  For the transition period from           to
                                 ----------   -------------

  Commission File Number: 2-88526

                       PETROLEUM HEAT AND POWER CO., INC.
             (Exact name of registrant as specified in its charter)


       Minnesota                                    06-1183025
-----------------------------------          -----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

 2187 Atlantic Street, Stamford, Connecticut         06902
--------------------------------------------------------------------
(Address of principal executive office)           (Zip Code)

 (203) 325-5400
--------------------------------------------------------------------
(Registrant's telephone number, including area code)


--------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                     --    --

As of September 30, 1995 there were 22,855,097 shares of the Registrant's Class A Common Stock, 13,903 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

This Report contains a total of 19 pages.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A

                                                                         Page
PART 1   FINANCIAL INFORMATION:                                          ----

Item 1 - Financial Statements

         Consolidated Balance Sheets
         September 30, 1995 and December 31, 1994                          3

         Consolidated Statements of Operations for the
         Three Months Ended
         September 30, 1995 and September 30, 1994
         and the Nine Months Ended
         September 30, 1995 and September 30, 1994                         4

         Consolidated Statement of Changes in Stockholders'
         Equity (Deficiency) for the Nine Months Ended
         September 30, 1995                                                5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended
         September 30, 1995 and September 30, 1994                     6 - 7

         Notes to Condensed Consolidated Financial
         Statements                                                    8 - 9


Item 2 - Management's Discussion and Analysis of
Financial Conditions and Results of Operations                       10 - 17


PART 2   OTHER INFORMATION:


         Item 4 - Submission of Matters to a Vote of Security
                      Holders                                            18

         Item 6 - Exhibits and Reports on Form 8-K                       18

         Signature                                                       19


                  PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

(In thousands)                                           SEPTEMBER 30,  DECEMBER 31,
ASSETS                                                        1995         1994
                                                         -------------  ------------
Current Assets:
  Cash                                                   $  16,240        $  15,474
  Accounts receivable (net of allowance of
   $2,701 and $1,769)                                       50,996           87,246
  Inventories                                               22,720           21,746
  Prepaid expenses                                           9,730            7,382
  Notes receivable and other current assets                  2,253            1,279
                                                         ---------        ---------
         Total current assets                              101,939          133,127
                                                         ---------        ---------

Property, plant and equipment - net                        128,226          127,174
                                                         ---------        ---------

Intangible assets (net of accumulated amortization
  of $263,313 and $243,115)
   Customer lists                                          102,433          102,636
   Deferred charges and pension costs                       40,465           32,692
                                                         ---------        ---------
                                                           142,898          135,328
                                                         ---------        ---------

Other assets                                                 2,028            1,545
                                                         ---------        ---------
                                                         $ 375,091        $ 397,174
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current debt                                           $   3,120        $   5,617
  Current maturities of cumulative redeemable
    preferred stock                                          4,167            4,167
  Accounts payable                                          10,484           19,786
                                                                          =========
Customer credit balances                                    34,132           26,903
  Unearned service contract revenue                         13,978           14,334
  Accrued expenses and other liabilities                    28,317           33,975
                                                         ---------        ---------
         Total current liabilities                          94,198          104,782
                                                         ---------        ---------

Supplemental benefits and other liabilities                  1,966            2,961
                                                         ---------        ---------
Pension plan obligation                                      9,010            9,029
                                                         ---------        ---------
Notes payable and other long-term debt                      42,052           99,681
                                                         ---------        ---------
Senior notes payable                                        35,200           42,632
                                                         ---------        ---------
Subordinated notes payable                                 285,200          167,632
                                                         ---------        ---------

Star Gas preferred stock                                      --             19,966

Cumulative redeemable exchangeable preferred stock          12,500           16,667
                                                         ---------        ---------

Common stock redeemable at option of stockholder             1,280            1,280
                                                         ---------        ---------

Note receivable from stockholder
                                                            (1,280)          (1,280)
                                                         ---------        ---------
Stockholders' equity (deficiency):

  Common stock - par value $.10 per share                    2,527            2,392
  Additional paid-in capital                                76,506           71,036
  Deficit                                                 (177,417)        (132,953)
  Minimum pension liability adjustment                      (6,651)          (6,651)
                                                         ---------        ---------


  Total stockholders' equity (deficiency)                 (105,035)         (66,176)
                                                         ---------        ---------
                                                         $ 375,091        $ 397,174
                                                         =========        =========

See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share data)                           THREE MONTHS            NINE MONTHS
                                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                               1995       1994         1995        1994
Net sales                                                    $ 63,541   $ 49,231    $ 404,917  $  385,291
Cost of sales                                                  47,768     42,326      256,342     257,240

         GROSS PROFIT                                          15,773      6,905      148,575     128,051

Selling, general and administrative expenses                   31,426     21,932       93,503      68,570
Direct delivery expense                                         4,964      3,528       25,135      23,337
Amortization of customer lists                                  4,843      5,117       15,539      14,802
Depreciation and amortization of plant and
  equipment                                                     3,281      1,540        9,003       4,307
Amortization of deferred charges                                1,631      1,612        4,659       4,665
Provision for supplemental benefits                               368         70        1,039         210

         OPERATING INCOME (LOSS)                              (30,740)   (26,894)        (303)     12,160

Other income (expense):
Interest expense                                              (10,318)    (6,191)     (30,434)    (18,056)
Interest income                                                   577        397        1,983       1,335
Other                                                              20         10          743          83

 Loss before income taxes, equity interest
   and extraordinary item                                     (40,461)   (32,678)     (28,011)     (4,478)
Income taxes (benefit)                                            (75)      (125)         300         425

 Loss before equity interest and
   extraordinary item                                         (40,386)   (32,553)     (28,311)     (4,903)
Equity in losses of Star Gas Corporation                         --       (1,911)        --        (1,243)
                                                             --------    -------    ---------    --------
 Loss before extraordinary item                               (40,386)   (34,464)     (28,311)     (6,146)
Extraordinary item - loss on early
  extinguishment of debt                                         --         --         (1,436)       (654)

         NET LOSS                                            $(40,386)  $(34,464)   $ (29,747)  $  (6,800)
                                                            =========   ========    =====================

NET LOSS APPLICABLE TO COMMON STOCK                          $(41,879)  $(36,006)   $ (33,010)  $ (10,141)

Loss before extraordinary item per
  common share
  Class A Common Stock                                       $  (1.65)   $ (1.67)     $ (1.25)  $    (.45)
  Class B Common Stock                                           --          .28         --          1.10
  Class C Common Stock                                          (1.65)     (1.67)       (1.25)       (.45)
Extraordinary loss per common share
  Class A Common Stock                                           --         --        $  (.06)  $    (.03)
  Class B Common Stock                                           --         --           --          --
  Class C Common Stock                                           --         --           (.06)       (.03)
Net loss per common share
  Class A Common Stock                                       $  (1.65)   $ (1.67)     $ (1.31)  $    (.48)
  Class B Common Stock                                           --          .28         --          1.10
  Class C Common Stock                                          (1.65)     (1.67)       (1.31)       (.48)
Cash dividends declared per common stock
  Class A Common Stock                                       $    .15    $   .14      $   .45   $     .41
  Class B Common Stock                                           --          .28         --          1.10
  Class C Common Stock                                            .15        .14          .15         .41
Weighted average number of common stock
  outstanding
  Class A Common Stock                                         22,855     18,993       22,656      18,993
  Class B Common Stock                                             15        155           16         196
  Class C Common Stock                                          2,598      2,545        2,598       2,545


See accompanying notes to consolidated financial statements

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995


(In Thousands)

                                                       COMMON STOCK
                              -------------------------------------------------------------
                                      CLASS A               CLASS B           CLASS C        ADDITIONAL
                              -------------------------------------------------------------
                              NO. OF                  NO. OF                NO. OF             PAID-IN
                              SHARES       AMOUNT     SHARES      AMOUNT    SHARES   AMOUNT    CAPITAL
                              -------    --------    -------    --------    ------   -------   -------
Balance at December
31, 1994                       21,340    $  2,134         21    $      2     2,558   $   256   $71,036


Net loss

Cash dividends
 declared and paid

Cash dividends payable

Repurchase of Class B
 Common Stock                                             (7)         (1)                         (118)

Repurchase of Class A
 Common Stock                  (1,521)       (152)                                             (13,439)

Class A Common Stock Issued     2,875         288                                               18,229

Stock Option
 Compensation                  ______       _____        ___         ___    _____    ___           798


Balance at
 September 30, 1995            22,694    $  2,270         14    $      1     2,558   $   256   $76,506
                              =======    ========    =======    ========    ======   =======   =======





(In Thousands)

                                           MINIMUM
                                           PENSION
                                          LIABILITY
                            DEFICIT       ADJUSTMENT         TOTAL
                            ----------    -----------    ---------
Balance at December
31, 1994                    ($ 132,953)   ($   6,651)    ($ 66,176)


Net loss                       (29,747)                    (29,747)

Cash dividends
 declared and paid             (10,899)                    (10,899)

Cash dividends payable          (3,818)                     (3,818)

Repurchase of Class B
 Common Stock                                                 (119)

Repurchase of Class A
 Common Stock                                              (13,591)

Class A Common Stock Issued                                 18,517

Stock Option
 Compensation                                                  798
                            ----------    -----------    ---------

Balance at
 September 30, 1995         ($ 177,417)   ($   6,651)    ($105,035)
                            ==========    ===========    =========


                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

(In thousands)
                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                           1995        1994

 Cash flows from operating activities:
  Net loss                                              $(29,747)  $ (6,800)
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Amortization of customer lists                     15,539     14,802
       Equity in loss of Star Gas Corporation               --        1,243
       Depreciation and amortization of plant and
         equipment
                                                           9,003      4,307
       Amortization of deferred charges                    4,659      4,665
       Provision for losses on accounts receivable         1,575      1,491
       Provision for supplemental benefits                 1,039        210
       Loss on early extinguishment of debt                1,436        654
       Gain on sale of business                             (788)      --
       Other                                                  26       (104)
       Decrease in accounts receivable                    34,675     29,640
       Increase in inventory                                (974)      (205)
       Increase in prepaid expenses, notes
         receivable and other current assets              (3,322)      (729)
       Decrease (increase) in other assets                  (553)        25
       Decrease in accounts payable                       (8,256)    (8,113)
       Increase in customer credit balances                7,229      4,767
       Increase (Decrease)in unearned service
         contract revenue                                   (356)       152
       Increase (decrease) in accrued expenses            (6,187)     1,878
                                                         -------    -------

                Net cash provided by operating
                  activities
                                                          24,998     47,883
                                                         -------    -------

 Cash flows from (used for) investing activities:
       Acquisitions                                      (17,516)   (24,451)
       Capital expenditures                               (8,106)    (2,042)
       Proceeds from sale of business                      1,477       --
       Proceeds from sales of fixed assets                   308        291
                                                         -------    -------

                Net cash used for investing activities   (23,837)   (26,202)
                                                         -------    -------

              PETROLEUM HEAT AND POWER CO., INC.
                       AND SUBSIDIARIES

             CONSOLIDATED STATEMENT OF CASH FLOWS
                          (CONTINUED)

(In thousands)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       1995                1994
                                                                       ----                ----
 Cash flows from (used for) financing activities:
   Net proceeds from issuance of common stock                        $  18,516              $    -
   Net proceeds from issuance of subordinated notes                    120,350              71,087
   Repayment of notes payable                                          (80,372)            (50,655)
   Credit facility borrowings                                                -              21,000
   Credit facility repayments                                           (5,100)            (49,000)
   Repurchase of common stock                                          (13,709)             (3,341)
   Release of cash collateral account                                        -              20,000
   Redemption of preferred stock                                       (24,133)             (4,167)
   Cash dividends paid                                                 (14,382)            (12,564)
   Other                                                                (1,565)             (1,600)
                                                                     ----------            -------

                   Net cash used in financing activities                  (395)             (9,240)
                                                                     ----------             -------

 Net increase in cash                                                      766              12,441

 Cash at beginning of year                                              15,474               4,614
                                                                     ---------               -----

 Cash at end of period                                               $  16,240            $ 17,055
                                                                     =========            ========


 Supplemental disclosure of cash flow information:

          Cash paid during the period for:
                   Interest                                          $  27,131             $ 14,934
                   Income taxes                                          3,142                  297

          Non-cash investing activity:
                   Acquisitions                                         (8,000)             (8,799)

          Non-cash financing activity:
                   Issuance of note payable                              8,000                8,799


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

      Had these acquisitions and disposal occurred at the beginning of the period, the pro forma unaudited results of operations for the nine months ended September 30, 1995 would have been as follows:

                                            (In thousands, Except Per Share)
                                            --------------------------------
     Net Sales                                         $420,002
     Net Loss before extraordinary loss                 (28,112)
     Net Loss                                           (29,548)

     Net Loss Per Common Share:
           Class A Common Stock                        $  (1.30)
           Class B Common Stock                              --
           Class C Common Stock                        $  (1.30)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)




4.   Litigation
     ----------

     A lawsuit had been threatened against the Company based upon a June 1994 incident in the Midwest. In August 1995, the Company was able to settle this claim prior to the commencement of litigation, without a material adverse effect on the Company.

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

Net sales. Net sales increased 5.1% to $404.9 million for the nine months ended
---------
September 30, 1995, as compared to $385.3 million for the nine months ended September 30, 1994. The $19.6 million increase was attributable primarily to volume growth associated with acquisitions, which resulted in increased net sales of $91.8 million, and which was partially offset by the impact of the warm weather.

Gross profit. Gross profit increased 16.0% to $148.6 million for the nine months
------------
ended September 30, 1995, as compared to $128.1 million for the nine months ended September 30, 1994. This increase was greater than the comparable growth in volume due primarily to higher gross profit margins associated with the Company's acquisitions, as well as to a 1.3 cent per gallon increase in home heating oil gross profit margins.

Direct delivery expense. Direct delivery expense increased to $25.1 million for
-----------------------
the nine months ended September 30, 1995, as compared to $23.3 million for the nine months ended September 30, 1994. This increase of only $1.8 million was despite $5.1 million of additional direct delivery expense associated with Star Gas, as the Company's new operating expense control programs both increased efficiency and enabled the Company to reduce direct delivery expense in the home heating oil division by $3.3 million in response to lower volume.

Selling, general and administrative expenses. Selling, general, and
--------------------------------------------
administrative expenses(S,G&A) increased to $93.5 million for the nine months ended September 30, 1995, as compared to $68.6 million for the nine months ended September 30, 1994, due largely to the additional expenses associated with the newly acquired Star Gas propane division, which accounted for $23.3 million, or 93.4%, of the increase. As expected, at the Company's home heating oil division, S,G&A experienced a net increase of 2.4% for the nine months ended September 30, 1995, due to costs associated with (i) the Company's heating oil acquisitions and related expansion into three new geographic markets, which aggregated $5.2 million, and (ii) implementation of a long-term program designed to reduce operating expenses and improve customer satisfaction by capitalizing on efficiencies created by the Company's size. These costs were almost entirely offset by a $5.7 million reduction in branch related S,G&A at those home heating oil branches which were operated in both 1994 and 1995.

Amortization of customer lists. Amortization of customer lists increased 5.0% to
------------------------------
$15.5 million for the nine months ended September 30, 1995, as compared to $14.8 million for the nine months ended September 30, 1994. This increase was primarily due to customer list amortization associated with acquisitions, and was partially offset by a decline resulting from certain previously acquired customer lists which have been fully amortized.

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

Amortization of deferred charges. Amortization of deferred charges, including
--------------------------------
goodwill and restrictive covenants, remained unchanged from the prior fiscal year at $4.7 million for the nine months ended September 30, 1995, as the amortization associated with the Company's 1994 and 1995 acquisitions was fully offset by certain deferred charges associated with prior acquisitions which have been fully amortized.

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

Operating income/(loss). Operating income/(loss) declined $12.5 million for the
-----------------------
nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994. This decrease was primarily due to the impact of an abnormally warm first quarter winter on home heating oil volume and an acquisition-related increase in non-cash charges, which were not fully offset by volume growth attributable to acquisitions, an increase in gross profit margins and a reduction in heating oil branch level operating expenses.

Interest expense and Interest income. Net interest expense increased to $28.5
------------------------------------
million for the nine months ended September 30, 1995, as compared to $16.7 million for the nine months ended September 30, 1994, due primarily to an increase in average debt outstanding. The funds from these increased borrowings were used to finance a portion of the Company's 1994 and 1995 acquisitions, as well as to provide capital for future acquisitions.

Other income. Other income was $0.7 million for the nine months ended September
------------
30, 1995, and primarily represented the net gain recorded on the sale of certain customer lists and other assets of a non-strategic, underperforming home heating oil business located in New Hampshire.

Income taxes. Income taxes were $0.3 million for the nine months ended September
------------
30, 1995, as compared to $0.4 million for the nine months ended September 30, 1994, and represented certain state taxes. The Company did not provide for any Federal income taxes for the nine months ended September 30, 1995, due to the availability of Federal income tax net operating loss carryforwards which, as of December 31, 1994, amounted to $55.3 million.

Equity in loss of Star Gas Corporation. For the nine months ended September 30,
--------------------------------------
1994, the Company recorded equity in loss of Star Gas of $1.2 million. This amount represented the share of Star's loss associated with the Company's minority interest at the time. For the nine months ended September 30, 1995, the Company owned 100% of Star Gas and consolidated its results into the Company's financial statements.

Extraordinary item - loss on early extinguishment of debt. In April 1995, the
---------------------------------------------------------
Company recorded an extraordinary charge of $1.4 million in connection with the refinancing of $12.8 million of debt maturing in March 2000. For the nine months ended September 30, 1994, the Company also recorded an extraordinary charge of $0.7 million, when $50.0 million in long-term notes that were scheduled to mature in June 1994 were refinanced.

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

EBITDA* EBITDA declined approximately $6.2 million for the nine months ended
-------
September 30, 1995, as compared to the nine months ended September 30, 1994. This decline was primarily due to the approximately 40 million gallon impact of abnormally warm first quarter weather, which could not be offset by the volume provided by acquisitions, improved gross profit margins and a reduction in branch and delivery related expenses.

----------------

* EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA should not be considered as an alternative to net income (or an indicator of operating performance) or as an alternative to cash flow (as a meausre of liquidity or ability to service debt obligations), but provides additional information in that EBITDA is a component of the ratio of EBITDA to interest expense, net. This is a significant ratio in that the Company's ability to incur additional debt under various lending arrangements is dependent upon achieving at least a 2.0 to 1 EBITDA to interest expense, net ratio.

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

Net sales. Net sales increased 29.1% to $63.5 million for the three months ended
---------
September 30, 1995, as compared to $49.2 million for the three months ended September 30, 1994, due primarily to the additional volume generated by acquisitions which resulted in net sales of $17.2 million. The increase in third quarter sales was less than the corresponding increase in retail volume due to the proportional growth of propane volume, which generally has lower per gallon selling prices than heating oil volume and generates less additional service revenue.

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

Direct delivery expense. Direct delivery expense increased to $5.0 million for
-----------------------
the three months ended September 30, 1995, as compared to $3.5 million for the three months ended September 30, 1994. This increase was primarily due to $1.6 million of direct delivery expense related to Star Gas, and was partially offset by a reduction of direct delivery expense in the heating oil division.

Selling, general and administrative expenses. Selling, general and
--------------------------------------------
administrative expenses (S,G&A) increased to $31.4 million for the three months ended September 30, 1995, as compared to $21.9 million for the three months ended September 30, 1994. This increase was primarily due to an additional $7.9 million of expenses associated with servicing the Star Gas customer base. As expected, S,G&A at the home heating oil division also increased in the third quarter of 1995, primarily due to (i) the Company's heating oil acquisitions and related expansion into three new geographic markets, which aggregated $1.3 million, and (ii) the Company's long-term program to reduce operating expenses and improve customer satisfaction, which, in the third quarter of 1995, included consummation of a management consulting study which identified areas of additional operating improvements. These corporate expenses were largely offset by a 5.9% decline in operating expenses at those heating oil branches which were operated by the Company in the third quarters of both 1994 and 1995.

Amortization of customer lists. Amortization of customer lists decreased 5.4% to
------------------------------
$4.8 million for the three months ended September 30, 1995, as compared to $5.1 million for the three months ended September 30, 1994. The net decrease was the result of certain previously acquired customer lists which became fully amortized.

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

Operating loss. Since the third quarter is a non-heating period for which the
--------------
Company traditionally reports operating losses, the Company's larger size resulted in an increased operating loss of $30.7 million for the three months ended September 30, 1995, as compared to $26.9 million for the three months ended September 30, 1994. This increase was primarily due to the cost of servicing the Company's larger customer base during the non-heating season, acquisition-related non-cash expenses, and an increase in corporate level expenses, partially offset by improved gross profit margins and lower heating oil branch level operating expenses.

Interest expense and Interest income. Net interest expense increased to $9.7
------------------------------------
million for the three months ended September 30, 1995, as compared to $5.8 million for the three months ended September 30, 1994. This increase was due to borrowings associated with the Company's acquisition of Star Gas and twelve other home heating oil and propane companies since the third quarter of 1994.

Equity in loss of Star Gas Corporation. For the three months ended September 30,
--------------------------------------
1994, the Company recorded equity in loss of Star Gas of $1.9 million. This amount represented the share of Star's net loss associated with the Company's minority interest at the time. For the three months ended September 30, 1995, the Company owned 100% of Star Gas and consolidated its results into the Company's financial statements.

Net loss. As expected, net loss increased to $40.4 million for the three months
--------
ended September 30, 1995, as compared to a net loss of $34.5 million for the three months ended September 30, 1994. This increase was due to the normal non-heating season impact of servicing a larger customer base, higher interest expense associated with the Company's acquisitions, and investments in the Company's long-term operating programs.

EBITDA. The seasonally related EBITDA loss increased 11.1% to $20.6 million for
------
the three months ended September 30, 1995 as compared to $18.6 million for the three months ended September 30, 1994. While the increase in volume of 37.0% over these periods would typically imply a commensurate increase in non-heating season EBITDA loss, the third quarter 1995 impact on EBITDA was partially offset by the Company's acquisition of higher operating margin businesses, an increase in home heating oil gross profit margins, and 5.9% lower heating oil branch operating costs.


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

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


RECENT DEVELOPMENTS
-------------------

In October 1995, the Company announced its intention to transfer substantially all of the propane operating assets and related liabilities of its wholly owned subsidiary, Star Gas Corporation (including Petro's propane operations), to a newly formed partnership (the "Partnership"), Star Gas Partners, L.P., and sell a majority of that Partnership to the public, while retaining a sizeable minority interest. The total value of the assets expected to be conveyed to the Partnership is $156.7 million, representing 41.4% of Petro's total assets as of September 30, 1995. In addition, the Company expects to convey $8.7 million in liabilities to the Partnership. In consideration, Petro will receive an equity interest in the Partnership with a book value of $12.5 million, as well as an estimated $135.4 million in cash. The Company expects to use the proceeds for repayment of debt, including, where permitted, public debt, as well as for funding its ongoing acquisition program in the home heating oil distribution industry.

For the nine months ended September 30, 1995, the impact of the assets to be transferred to the Partnership on Petro's total retail volume was 59.0 million gallons. The impact of the assets on net sales was $72.0 million or 17.8% of Petro's total net sales, producing $38.6 million of gross profit. Operating expenses related to the transferred assets were $29.9 million, with depreciation and amortization at $7.3 million, yielding operating income of $1.5 million. Assuming the conveyance of the assets, and giving no effect to the proceeds from the transaction, the impact of the transfer would be to increase Petro's net loss for the nine months ended September 30, 1995 by $0.4 million, or 1.4%.

For the three months ended September 30, 1995, the impact of the assets to be transferred to the Partnership on Petro's total retail volume was 13.2 million gallons. The impact of the assets on net sales was $16.8 million or 26.5% of Petro's total net sales, producing $8.8 million of gross profit. Operating expenses related to the transferred assets were $9.9 million, with depreciation and amortization at $2.5 million, yielding operating loss of $3.6 million. Assuming the conveyance of the assets, and giving no effect to the proceeds from the transaction, the impact of the transfer would be to reduce Petro's net loss for the three months ended September 30, 1995 by $3.6 million, or 9.0%.

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











** NIDA is defined as net income (loss), plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company. NIDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information in that NIDA is the principal basis upon which the Company compensates executives and establishes dividends.

                            PART II OTHER INFORMATION




Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a)      Annual Meeting of Shareholders

                      June 26, 1995

          (c)      Proposals

                                                                                                              Broker
          Election of Directors                     For        Against        Withheld         Abstain       Nonvotes
          ---------------------                  ----------    -------        --------         -------       --------

          Irik P. Sevin                          34,416,817        *          64,142           *              -
          Audrey L. Sevin                        34,417,294        *          63,665           *              -
          Phillip Ean Cohen                      34,415,294        *          65,665           *              -
          Thomas J. Edelman                      34,417,294        *          63,665           *              -
          Richard O'Connell                      34,417,294        *          63,665           *              -
          Wolfgang Traber                        34,417,294        *          63,665           *              -
          Max M. Warburg                         34,417,294        *          63,665           *              -
          Paul Biddelman                         34,417,294        *          63,665           *              -

          Ratification of Appointment
          of KPMG Peat Marwick LLP as
          the Company's Independent
          Auditors                               34,458,426       10,553        *            12,000           -

          *Not Applicable


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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




Signature              Title                               Date
---------              -----                               ----


Irik P. Sevin          President, Chairman of the          December 13, 1995
-------------
Irik P. Sevin          Board, Chief Executive Officer,
                       and Chief Financial and
                       Accounting Officer and Director