Form 10-K
period 1995-12-31
PETROLEUM HEAT & POWER CO INC
filed 1996-03-22
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1995 Commission File No. 2-88526
                              -----------------                     -------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995   OR
                          -----------------

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                               ---------------

For the transition period from                     to
                               -------------------    -----------------------
Commission file number
                        -----------------------------------------------------

                       PETROLEUM HEAT AND POWER CO., INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                    06-1183025
-----------------------------------         ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

2187 Atlantic Street, Stamford, CT          06902
-----------------------------------         ---------------------------------
(Address of principal executive Offices)    (Zip Code)


         Registrant's telephone number, including area code:  (203) 325-5400
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

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1996 was approximately $73,175,207.

As of March 1, 1996 there were 22,863,204 shares of the Registrant's Class A Common Stock, 13,223 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

         The documents incorporated by reference into this Form 10-K and the parts hereof into which such documents are incorporated are listed below:

Document                                                        Part
--------                                                        ----

Those portions of the registrant's proxy                        III
statement for the registrant's 1996 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K


                                     PART I

                                ITEM 1. BUSINESS

         Petroleum Heat and Power Co., Inc. (the "Company" or "Petro") is the largest retail distributor of home heating oil (#2 fuel oil) in the United States with total sales of $609.5 million for the year ended December 31, 1995. The Company's results as of December 31, 1995 reflect the combined operations of its home heating oil division and its propane division until December 20, 1995, at which time the Company transferred substantially all of its propane operating assets and related liabilities to a newly formed partnership, Star Gas Partners, L.P., ("Star Gas Conveyance") and sold a majority of that Partnership to the public, while retaining a 46.5% minority interest. Petro serves approximately 400,000 customers from 30 branch locations in 27 markets in the Northeast and Mid-Atlantic, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, D.C. Despite its leading position in the home heating oil market, the Company estimates that its heating oil customer base represents approximately 5% of the residential customers in the Northeast.

         In addition to selling home heating oil, the Company installs and repairs heating equipment, and to a limited extent, markets other petroleum products to commercial customers, including diesel fuel and gasoline.

         Installation and repair of heating equipment is provided as a service by the Company to its customers. The Company considers the provision of service and installation services to be an integral part of its basic fuel oil business. Accordingly, the Company regularly provides various service incentives to obtain and retain customers and such services are not designed to generate profits. The Company provides home heating equipment repair service on a seven days a week, 52 weeks a year basis, generally within four hours of request. Except in isolated instances, the Company does not provide service to any person who is not a customer.

         The Company's volume, cash flow and operating profits before depreciation and amortization have increased significantly since 1980, primarily because of its acquisition of other home heat businesses. Since September 1979, the Company had acquired 167 retail heating oil distributors.

INVESTMENT IN STAR GAS

         In December 1993, the Company purchased a 29.5% equity interest in Star Gas for $16.0 million and acquired options to purchase the remaining equity interest. In connection with this investment, the Company entered into a management agreement with Star Gas wherein the Company agreed to provide Star Gas with executive, financial and managerial oversight services. This structure allowed the Company in 1993 to limit its financial exposure until Star Gas was operationally restructured.

         In December 1994, the Company completed the acquisition of Star Gas for approximately $25.9 million, by exercising its right to purchase the remaining outstanding common equity of Star Gas by paying $3.8 million in cash and issuing
2.5 million shares of the Company's Class A Common Stock.

         The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the underlying assets and liabilities based upon the Company's estimate of their respective fair value at the date of acquisition. The fair value of assets acquired was $141.3 million (including $3.3 million in cash) and liabilities and preferred stock was $109.5 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $9.0 million.

         In November 1995, after completing a corporate reorganization involving substantial personnel reduction, implementation of new pricing policies, budgeting techniques and safety and training programs, and the centralization of certain management reporting functions, Star Gas organized Star Gas Partners, L.P. a Delaware limited partnership ("Partnership") and Star Gas and the Partnership together organized Star Gas Propane, L.P., a Delaware limited partnership ("Operating Partnership"). In December 1995, Petro transferred substantially all of its propane assets and liabilities to Star Gas, and Star Gas transferred ("Star Gas Conveyance") substantially all of its assets (including the propane assets transferred by Petro) in exchange for a general partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas. The total value of the assets conveyed to the Operating Partnership was $156.5 million. Concurrently with the Star Gas Conveyance, Star Gas issued approximately $85.0 million in First Mortgage Notes to certain institutional investors. In connection with the Star Gas Conveyance, the Operating Partnership assumed $91.5 million of Star Gas liabilities including the $85.0 million of First Mortgage Notes; however, Star Gas retained approximately $83.7 million in cash from the proceeds of the First Mortgage Notes.

         As a result of the foregoing transactions, Star Gas received a 46.5% equity interest in the Partnership and Petro received distributions from the public sale of Partnership units of $51.0 million in cash. In order for the Partnership to begin operations with $6.2 million of working capital, Star Gas and the Operating Partnership agreed that the amount of debt assumed by the Operating Partnership would be adjusted upward or downwards to the extent that the working capital of the Operating Partnership at closing was more or less than $6.2 million. At closing, the net working capital of the Operating Partnership was $9.2 million and as a result, $3.0 million was paid to Petro in January 1996.

         To enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. These funds are now restricted at the Star Gas level, but will be released to Petro as certain quarterly targets are achieved.

         With the acquisition of Star Gas on December 7, 1994, and with it operating as a wholly-owned subsidiary of the Company until December 19, 1995 the Company's operations were classified into two business segments: Home Heating Oil and Propane. For financial information regarding the Company's business segments, see note 15 to the Company's Consolidated Financial Statements included elsewhere herein. As a result of the Star Gas transaction previously discussed, the Company currently accounts for its investment in the Partnership following the equity method of accounting.


FUNDAMENTAL CHARACTERISTICS
---------------------------

Unaffected by General Economy
-----------------------------

         The Company's business is relatively unaffected by business cycles. As home heating oil for residential use is such a basic necessity, variations in the amount purchased as a result of general economic conditions have been limited.

Customer Stability
------------------

         The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors or home buyers to remain with the previous homeowner's distributor. While the Company loses approximately 90% of the customers acquired in an acquisition (during the first six years), the Company is able to retain a majority of the homes underlying the original customer list purchased.

         Approximately 90% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer's historical consumption patterns and prevailing weather conditions. The Company delivers home heating oil approximately six times during the year to the average customer. The Company's practice is to bill customers promptly after delivery. In addition, approximately 40% of the Company's customers are on the Company's budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

Weather Stability
-----------------

         The Company's business is directly related to the heating needs of its customers. Accordingly the weather can have a material effect on the Company's sales in any particular year, such as in 1990 and 1991, which were the first and third warmest years in the century. However, the temperatures over the past 30 years have been relatively stable, and as a result have not had a significant impact on the Company's performance except on a short-term basis.

Insulation from Oil Price Volatility
------------------------------------

         The Company has been insulated from the volatility of wholesale oil prices due to its policy of maintaining on average no more than an eight day inventory of home heating oil and to limit activity to the retail distribution of home heating oil. Although the price of crude oil has been volatile, historically this has not materially affected the performance of the Company since over the years it has added an increasing gross margin onto its wholesale costs, whatever their level, designed to offset the impact of inflation, account attrition and weather. As a result, variability in supply prices has affected net sales, but generally has not affected gross profit or net income, and as such, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of the decrease in volume would be to reduce net income.

         Approximately 9% of the Company's total sales are made to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated in April of each year in light of then current market conditions. The Company has historically purchased approximately half of the oil it sells to these maximum guaranteed price customers in advance and at a fixed cost. Should events occur after a customer sales price is established that increases the cost of oil above the amount anticipated, margins for the maximum guaranteed price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the maximum guaranteed price customers whose oil was purchased in advance could be lower than expected, while those customers whose oil was not purchased in advance would be unaffected or higher than expected.

Conversions to Natural Gas
--------------------------

         The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The Company believes that approximately 1% of its customer base annually converts from home heating oil to natural gas. Even when natural gas had a significant price advantage over home heating oil, such as in 1980 and 1981 when there were government controls on natural gas prices or, for a short time in 1990 and 1991, during the Persian Gulf crisis, the Company's customers converted to natural gas at only a 2% annual rate. During the latter part of 1991 and through 1995, natural gas conversions have returned to their approximate 1% historical annual rate as the prices for the two products have been at parity.

Business Strategy
-----------------

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

Acquisition Strategy
--------------------

         The Company's acquisition strategy is to continue to grow its fuel oil operations through the acquisition and integration of additional distributors in existing and new markets. The Company's presence in the propane distribution industry will also further increase through acquisitions completed by the Star Gas Partnership.

         The Company acquires two types of fuel oil distributors. The first type are relatively small and are easily integrated into the Company's branch system, resulting in significant economies of scale through the centralization of accounting, data processing, fuel oil purchasing, credit and marketing functions of the acquired distributor. The second type are larger, stand-alone businesses that cannot be integrated, but are usually in new markets. Acquisitions of these businesses not only provide attractive investment returns, but also provide hubs for future expansion.

         Factors that impact the Company's ability to continue following its current operating strategy in the foreseeable future include its ability to continue to grow through acquisitions, while replacing lost customers through internal marketing.

Operating Strategy
------------------

         The Company has historically achieved operating economies of scale through the centralization of accounting, financial, fuel oil purchasing, credit and marketing functions. The Company has recently identified the best operating practices being employed by its branches and is currently implementing those procedures throughout the Company. Petro has also recently begin to implement an operating strategy designed to both capitalize upon its size and utilize developments in technology to become more operationally efficient. This strategy is also designed to improve customer retention, by increasing customer satisfaction through the utilization of advanced information processing and telecommunication systems. Such systems are currently in use by other distribution businesses, but not generally employed by other retail heating oil companies. Since joining the Company in August 1994, the Chief Operations Officer, Thomas M. Isola, has led the Company in a disciplined and systematic manner towards this goal.

         In March 1995, the Company engaged one of the nations leading consulting firms in a study to improve Petro's financial performance and organizational effectiveness. Towards achieving this objective, Petro's senior management in a joint effort with their consultants, identified programs directed towards reducing customer attrition and organizational expenses. While some programs require integration over a longer span of time, other programs identified in the study are currently being implemented to benefit near-term financial performance.

Marketing Strategy
------------------

         The Company has continued to refine its marketing programs by targeting "quality-minded homeowners" as the key customer segment in the marketplace who value premium home heating oil delivery and service. This effort, led by the Senior Vice President of Marketing and Sales, Alex Szabo, consists of two phases. The first phase is to implement "Best Marketing and Sales Training Practices" at all branches Company-wide in order to efficiently solicit and effectively gain new customers. The second phase is designed to enhance total customer satisfaction by implementing a continuous "Quality Service Skills Training Program" in all branches, thereby improving customer loyalty and retention.

Customers and Sales
-------------------

         The Company currently serves approximately 400,000 customers in the following 27 markets:

NEW YORK                   MASSACHUSETTS                NEW JERSEY
Bronx, Queens and          Boston (Metropolitan)        Camden
 Kings Counties            Northeastern Massachusetts   Neptune
Dutchess County             (Centered in Lawrence)      Newark (Metropolitan)
Staten Island              Springfield                  North Brunswick
Eastern Long Island        Worcester                    Rockaway
Western Long Island                                     Trenton

CONNECTICUT                PENNSYLVANIA                 RHODE ISLAND
Bridgeport--New Haven      Allentown                    Providence
Hartford (Metropolitan)    Berks County                 Newport
Litchfield County           (Centered in Reading)
Southern Fairfield         Bucks County                 MARYLAND/VIRGINIA/D.C.
 County                     (Centered in Southampton)   Baltimore (Metropolitan)
                           Lebanon County               Washington, D.C.
                            (Centered in Palmyra)        (Metropolitan)

         Approximately 85% of the Company's #2 fuel oil sales are made to homeowners, with the balance to industrial, commercial and institutional customers. Historically, the Company has lost a portion of its customer base each year for various reasons, including customer relocation, price competition and conversions to natural gas.


SUPPLIERS

         The Company obtains its fuel oil in either barge or truckload quantities, and has contracts with approximately 70 third party storage terminals for the right to temporarily store its heating oil at their facilities. Purchases are made pursuant to supply contracts or on the spot market. The Company has market price based contracts for substantially all its petroleum requirements with 13 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers to the Company for over 10 years. The Company's current suppliers are:
Amerada Hess Corporation; Bayway Refining Co.; Citgo Petroleum Corp.; Coastal New England and New York; Exxon Company USA; Global Petroleum Corp.; Louis Dreyfus Energy Corp.; Mieco, Inc.; Mobil Oil Corporation; Northeast Petroleum, a division of Cargill, Inc.; Sprague Energy; Stuart Petroleum Company and Sun Oil Company. Typically the Company's supply contracts have terms of 12 months and generally expire in May or June of each year. All of the supply contracts provide for maximum and in some cases minimum quantities, but do not establish in advance the price at which fuel oil is sold, which, like the Company's price to its customers, is established from time to time.

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

EMPLOYEES

         As of December 31, 1995 the Company had 2,579 employees, of whom 796 were oil truck drivers, oil dispatchers and mechanics, 766 were heating equipment repairmen, 208 were sales personnel and sales support, 558 were customer service and credit personnel, and 251 were management and staff. Approximately 530 of these employees are seasonal, and management expects to rehire the majority of them for the next heating season. Approximately 880 employees are represented by 20 different local chapters of local unions.

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

                               ITEM 2. PROPERTIES

         The Company provides services to its customers from 30 branches and 19 satellites, 12 of which are owned and 37 of which are leased, in 27 marketing areas in the Northeast and Mid-Atlantic Regions of the United States.

         The Company believes its existing facilities are maintained in good condition and are suitable and adequate for present needs. In addition, there are numerous comparable facilities available at similar rentals in each of its marketing areas should they be required.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                      None.

                                     PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

CLASS A COMMON STOCK

         The Company's Class A Common Stock is traded on the National Association of Securities Dealers Inc. National Market under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock for 1994 and 1995 were as follows:

                           1994                               1995
                  --------------------------         --------------------------
                    High     Low    Dividend          High      Low    Dividend
                  -------  -------  --------         ------   -------  --------
Quarter
1st               $ 9 1/4  $ 8 1/8  $.1375           $ 9 1/4  $ 6 3/4  $.1500
2nd                 8 5/8    6 3/4   .1375             8 1/4    6 1/2   .1500
3rd                 9 1/2    6 5/8   .1375             8 3/4    7       .1500
4th                 9 1/4    8 1/4   .1375             8 1/2    6 3/4   .1500


         The last sale price of the Class A Common Stock on March 1, 1996 was $7.00 per share. As of March 1, the Company had 210 shareholders of record of its Class A Common Stock. The Company declared a dividend of $.15 per share of Class A Common Stock which was paid on January 2, 1996 to holders of record as of December 15, 1995. The Company has also declared a dividend of $.15 per share of Class A Common Stock payable on April 1, 1996 to holders of record on March 15, 1996.

CLASS B COMMON STOCK

         During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994. The Company's Articles of Incorporation provide that when the Company terminates the Special Dividends, the holders of Class B Common Stock have the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends. As a result of terminating the Special Dividends, the Company has repurchased 203,628 shares of Class B Common Stock for approximately $3.6 million.

         As of March 1, 1996 there were 13,223 shares of Class B Common Stock outstanding which is no longer listed on the American Stock Exchange, nor is there an established public trading market for it.

CLASS C COMMON STOCK

         There is no established trading market for the Company's Class C Common Stock, $.10 par value. The number of record holders of the Company's Class C Common Stock at March 1, 1996 was 20.

         The Company declared cash dividends on its Class C Common Stock of $.55 per share in 1994 and declared cash dividends of $.60 per share in 1995. In addition, the Company declared a dividend of $.15 per share of Class C Common Stock which was paid on January 2, 1996 to holders of record as of December 15, 1995. The Company has declared a dividend of $.15 per share of Class C Common Stock payable on April 1, 1996 to holders of record on March 15, 1996.

DIVIDEND POLICY

         One of the Company's primary financial objectives is to pay dividends on its Common Stock and to increase such dividends to reflect improvements in the Company's financial performance. Pursuant to this objective, the Company has adopted a policy of paying annual dividends of at least 30% of NIDA. It is also the Company's objective to have consistency in dividends. As a result, the Company will not necessarily increase or decrease dividends based on what it considers to be temporary increases or decreases in NIDA.

         The Company is currently paying quarterly dividends on its Class A and Class C Common Stock at an annual rate of $.60 per share. The Company has historically paid dividends on January 2, April 1, July 1 and October 1 of each year.

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

         Under the terms of the Company's debt instruments, the Company is restricted to the amount of dividend distributions it can make on its capital stock. Under the most restrictive dividend limitations, $14.9 million was available for the payment of dividends on all classes of Common Stock at December 31, 1995. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter.

                    ITEM 6. SELECTED FINANCIAL AND OTHER DATA

         The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. The Company typically generates net income and NIDA in the quarters ending in March and December and experiences net losses and negative NIDA during the non-heating season quarters ending in June and September. Although EBITDA and NIDA should not be considered substitutes for net income (loss) as an indicator of the Company's operating performance and NIDA is not a measure of the Company's liquidity, they are included in the following tables as they are the bases upon which the Company assesses its financial performance, compensates management and establishes dividends. In addition, certain covenants in the Company's borrowing arrangements are tied to similar measures. The ratio of EBITDA to interest expense, net is a significant ratio in that the Company's ability to incur additional debt under various lending arrangements is dependent upon achieving at least a 2.1 to 1 EBITDA to interest expense-net ratio. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                                                     YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------
                                                     1991            1992             1993             1994             1995
                                                   --------         -------          -------          -------          -----
                                                                         (in thousands, except per share data)

INCOME STATEMENT DATA:
Net sales                                          $523,243        $512,430         $538,526         $546,677         $609,507
Cost of sales                                       378,772         350,941          366,809          362,981          387,825
                                                   --------        --------         --------         --------          -------
  Gross profit                                      144,471         161,489          171,717          183,696          221,682

Operating expenses                                  104,435         110,165          123,280          128,310          164,929
Amortization of customer lists                       24,840          23,496           23,183           19,748           20,527
Depreciation and amortization of
 plant and equipment                                  5,550           5,534            5,933            6,469           12,374
Amortization of deferred charges                      5,185           5,363            5,548            6,177            6,142
Provision for supplemental benefit                        -           1,974              264              373            1,407
                                                   ----------      --------         --------         --------         --------
  Operating income                                    4,461          14,957           13,509           22,619           16,303

Interest expense-net                                 20,728          18,622           20,508           23,766           38,792
Other income (expense)-net                              (45)           (324)            (165)             109              218
                                                   --------        --------         --------         --------         --------
  Loss before income taxes,
   equity interest in Star Gas,
   and extraordinary item                           (16,312)         (3,989)          (7,164)         (1,038)          (22,271)
Income taxes                                            250             400              400             600               500
                                                   --------        --------         --------         -------          --------
  Loss before equity interest in
  Star Gas and extraordinary item                   (16,562)         (4,389)          (7,564)         (1,638)          (22,771)

  Share of income (loss) of Star Gas                      -               -                -          (1,973)              728
                                                   --------        --------         --------         -------          --------

  Loss before extraordinary item                    (16,562)         (4,389)          (7,564)         (3,611)          (22,043)
Extraordinary item-loss on
  early extinguishment of debt                            -               -             (867)           (654)           (1,436)
                                                   --------        --------         --------         -------          --------
Net loss                                           $(16,562)       $ (4,389)        $ (8,431)        $(4,265)         $(23,479)
                                                   ========        ========         ========         =======          ========

Net loss applicable to Common Stock                $(19,855)       $ (8,842)        $(11,798)        $(7,776)         $(26,742)


Net income (loss) per common share:
  Class A Common Stock                             $  (1.64)       $   (.81)        $   (.57)        $   (.37)        $  (1.06)
  Class B Common Stock                                  .31            1.14             1.88             1.10                -
  Class C Common Stock                                (1.64)           (.81)            (.57)            (.37)           (1.06)



CASH DIVIDENDS DECLARED PER COMMON SHARE:
  Class A Common Stock                                $   -           $0.18           $0.525            $0.55            $0.60
  Class B Common Stock                                 0.31            1.14             1.88             1.10                -
  Class C Common Stock                                    -            0.18            0.525             0.55            $0.60


WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING:
  Class A Common Stock                               10,181          12,854           18,993           19,195           22,711
  Class B Common Stock                                3,034           2,447              217              152               15
  Class C Common Stock                                2,545           2,545            2,545            2,550            2,598


                                                        1991            1992             1993             1994             1995
                                                        ----            ----             ----             ----             ----
BALANCE SHEET DATA:
  Cash                                             $  2,907        $  3,860         $  4,614         $ 15,474         $ 78,285
  Working capital (deficiency)                      (12,038)         (6,744)          16,694           28,344           65,408
  Total assets                                      220,010         252,783          256,589          397,174          357,241
  Long-term debt                                    141,830         135,058          185,311          309,945          294,429
  Redeemable preferred stock
    (long-term portion)                              30,023          37,718           20,833           36,632           12,500
  Stockholders' deficiency                          (61,444)        (33,917)         (61,964)         (66,176)        (100,903)

SUMMARY CASH FLOW DATA:
Net Cash provided by (used in)
operating activities                               $ 39,616        $ 26,713         $ 36,637         $ 31,449         $ (1,707)
Net Cash provided by(used in)
  investing activities                              (16,583)        (49,143)         (34,337)         (31,672)          16,613
Net Cash provided by (used in)
financing activities                                (25,654)         23,381           (1,546)          11,083           47,905

OTHER DATA:
EBITDA(1)                                          $ 40,036        $ 51,325         $ 48,437         $ 55,386         $ 56,753
NIDA(2)                                            $ 15,744        $ 27,721         $ 24,043         $ 27,666         $ 14,650
Gallons of home heating oil
  and retail propane sold                           385,557         423,354          443,487          456,719          503,610

------------------------------------
(1) "EBITDA" (Earnings Before Interest, Taxes, Depreciation And Amortization) is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional information in that EBITDA is a component of the ratio of EBITDA to interest expense-net. This is a significant ratio in that the company's ability to incur additional debt under various lending arrangements is dependent upon achieving at least a 2.1 to 1 EBITDA to interest expense, net ratio.

(2) "NIDA" (Net Income (Loss) Before Extraordinary Item, Depreciation and Amortization)is defined as net income (loss) before extraordinary item, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges, associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company. NIDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information in that NIDA is the principal basis upon which the Company compensates executives and establishes dividends.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                     OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         In analyzing Petro's results, one should consider a variety of factors that are unique to the Company and its industry. These include the Company's active acquisition program, the rapid rate of amortization of customer lists purchased in heating oil acquisitions, the seasonal nature of the demand for residential heating, the general ability of heating oil distributors to pass on variations in wholesale costs to their customers and the Company's recent history with Star Gas. The following highlights and describes certain of these factors.

         First, the financial results of a given year do not reflect the full impact of that year's acquisitions. Historically, most acquisitions have been made during the non-heating season, as many sellers desire to retain winter profits and avoid summer losses. Accordingly, the effect of acquisitions made after the heating season are not fully reflected in the Company's sales volume and operating and financial results until the following calendar year.

         Second, substantially all purchased intangibles have been comprised of customer lists and covenants not to compete. Amortization of customer lists is a non-cash expense which represents the write-off of the amount paid for customers acquired in connection with acquisitions who later terminate their relationship with the Company. Based on the Company's analysis of historical purchased fuel oil customer attrition rates, customer lists are amortized 90% over a six-year period and the balance over a 25-year period. Historically, lost purchased accounts have been largely offset by new customers obtained through internal marketing. Approximately 35% of the Company's customer losses result from homeowners moving, of which approximately two-thirds have been retained by the Company. The covenants not to compete are amortized over the lives of the covenants, which generally range from five to seven years.

         Third, the seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. As a result, acquisitions made during the spring and summer months generally have a negative effect on earnings in the calendar year in which they are made. Most of the costs associated with an acquired distributor are incurred evenly throughout the remainder of the year, whereas a smaller percentage of the purchased company's annual volume and gross profit is realized during the same period.

         Fourth, changes in total dollar sales do not necessarily affect the Company's gross profit or net income. Since the Company historically has added a per gallon margin onto its wholesale costs, variability in supply prices has affected net sales, but generally has not affected net income. As a result, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of the decrease in volume would be to reduce net income.

         Finally, as described in detail in the "Investment In Star Gas" section of this report, the Company transferred all of its propane assets, principally those of Star Gas, to Star Gas Partners, L.P. and its operating subsidiaries as part of a Master Limited Partnership transaction in December 1995. As a result of this transaction, the Company received approximately $135 million of proceeds, in addition to retaining a 46.5% interest in the Partnership, including the General Partnership interest. To provide a more meaningful analysis of the Company's results, the following 1995 to 1994 comparison discusses the Company's results both including and excluding those propane assets transferred.


RESULTS OF OPERATIONS AND OTHER DATA

1995 COMPARED WITH 1994
-----------------------


Volume. Total home heating oil and retail propane volume increased 10.3% to
------
503.6 million gallons in 1995, as compared to 456.7 million gallons in 1994. This increase was primarily due to Petro's ongoing acquisition program, which resulted in eleven home heating oil and propane acquisitions in 1995, as well as twelve home heating oil and propane companies in 1994, including Star Gas, whose volume is fully reflected for the first time in 1995. Excluding the impact of the propane assets transferred in the Star Gas Conveyance to the Partnership (the "Propane Assets") in both 1994 and 1995, volume declined 4.6%, from 439.7 million gallons to 419.6 million gallons. This decline was largely due to warmer weather in 1995 and a change in the Company's scheduling of fuel oil deliveries, which, while improving operating efficiency, negatively impacted the year to year volume comparison. Heating oil volume was further impacted by the sale of the Company's lower profitability business in New Hampshire, as well as by the loss of certain low margin interruptible, will call and bid customers, and by account attrition, which together offset the impact of heating oil acquisitions.

Net sales. Net sales increased 11.5% to $609.5 million for 1995, as compared to
---------
$546.7 million in 1994. This increase was due to retail and wholesale sales associated with the Company's acquisitions. Excluding the impact of the Propane Assets in both 1994 and 1995, net sales declined 3.5% from $527.7 million to $509.1 million. This decrease was smaller than the decline in volume as a result of a slight increase in home heating oil selling prices and a 3.2% rise in service and installation revenues due to the acquisition of branches with, on average, higher service revenues than at the Company's historic locations.

Gross profit. Gross profit increased 20.7% to $221.7 million for 1995, as
------------
compared to $183.7 million for 1994. Excluding the impact of the Propane Assets, gross profit fell 3.6%, from $173.7 million to $167.4 million. This decrease was also smaller than the decline in volume, largely as a result of increased heating oil margins and a 10.7% decline in net service loss, caused both by the growth in service and installation revenues and by the establishment of customer service departments, which resulted in the reclassification of certain service costs as general and administrative expenses in 1995 which were treated as service expenses in 1994.

Selling, general and administrative expenses. Selling, general and
--------------------------------------------
administrative expenses increased 34.6% to $128.3 million for 1995, as compared to $95.3 million for 1994, due largely to the additional expenses associated with Star Gas, which accounted for $28.0 million, or 84.9%, of the increase. Excluding the Propane Assets, as well as the impact of the customer service reclassification and one-time expenses related to a consulting study discussed in the following paragraph, selling, general and administrative expenses increased only 1.1% in 1995, despite the Company's expansion into three new geographic markets since 1994.

In 1995, as part of Petro's focus on operational excellence, the Company commissioned a study by a nationally renowned consulting firm to examine and recommend potential areas of opportunities. The results of the study suggested that the Company should be able to increase operational efficiency, improve its marketing efforts and provide greater levels of customer satisfaction by taking advantage of its unique size and capabilities within the home heating oil industry to access developments in organizational structure and technology and communications. The Company is currently considering actions to be taken as a result of this study.

Direct delivery expense. Direct delivery expense increased 11.0% to $36.6
-----------------------
million for 1995, as compared to $33.0 million for 1994. Excluding the impact of the Propane Assets, direct delivery expenses decreased 8.0%, from $31.2 million to $28.7 million, due both to the Company's ability to reduce direct delivery expenses in response to the decline in volume and to improved performance resulting from the change in delivery scheduling. As a result of these efforts, the Company's per unit delivery cost fell in 1995.

Amortization of customer lists. Amortization of customer lists increased 3.9% to
------------------------------
$20.5 million for 1995, as compared to $19.7 million for 1994. This increase was primarily due to customer list amortization associated with Star Gas. Excluding the Propane Assets, the Company experienced a decline in customer list amortization, from $18.9 million to $18.3 million, as a result of certain customer lists becoming fully amortized.

Depreciation and amortization of plant and equipment. Depreciation and
----------------------------------------------------
amortization of plant and equipment increased 91.3% to $12.4 million for 1995, as compared to $6.5 million for 1994. This increase was largely due to depreciation associated with Star Gas. Excluding the Propane Assets, the Company experienced a 13.2% increase in depreciation, from $5.2 million to $5.9 million, as a result of the Company's increased size and asset base.

Amortization of deferred charges. Amortization of deferred charges remained
--------------------------------
virtually unchanged from the prior fiscal year at $6.1 million for 1995, as the $0.9 million increase in amortization associated with Star Gas was offset by a like amount of deferred charges associated with prior heating oil acquisitions which became fully amortized.

Provision for supplemental benefits. Provision for supplemental benefits
-----------------------------------
increased to $1.4 million for 1995, as compared to $0.4 million for 1994. This non-cash expense is related to the extension of the exercise date related to certain options previously issued. This event occurred late in fiscal year 1994; accordingly, the full impact is first reflected in fiscal year 1995.

Operating income. Operating income declined $6.3 million to $16.3 million for
----------------
1995, as compared to $22.6 million for 1994. Excluding the Propane Assets, operating income declined from $20.1 million to $10.7 million, primarily due to the decline in volume and the one-time cost of the consulting study.

Interest expense and interest income. Net interest expense increased by $15.0
------------------------------------
million to $38.8 million for 1995, as compared to $23.8 million for 1994, due to increased average borrowings of $136.0 million, a substantial portion of which was used to finance the purchase of Star Gas. The remaining increase in average debt outstanding was primarily associated with the funding of the 22 other home heating oil and propane acquisitions completed in 1994 and 1995, as well as with increasing Petro's working capital to fund future expansion. While the Company was successful in refinancing $12.8 million of its debt in April 1995 at a lower borrowing rate, the average borrowing rate for the Company increased by 0.29% from 1994 to 1995 as a result of the Company's extension of its average maturity on its debt outstanding.

As a result of the Star Gas Conveyance in December 1995, Petro has applied approximately $72 million of its proceeds from the Master Limited Partnership transaction to the retirement of long-term debt in December 1995 and February 1996, with the remainder of the approximately $135 million in proceeds used to increase working capital to fund the Company's future growth.

Other income. Other income of $0.2 million for 1995 primarily represents the net
------------
gain recorded on the sale of certain customer lists and fixed assets, including the sale of the New Hampshire operations.

Income taxes. Income taxes were $0.5 million for 1995, as compared to $0.6
------------
million for 1994, and represent certain state taxes. The Company had losses for Federal Income Tax purposes in both 1994 and 1995. As of December 31, 1995, net operating loss carryforwards amounted to $76.2 million.

Equity in earnings of Star Gas. For 1994, the Company recorded equity in losses
------------------------------
of Star Gas of $2.0 million. This amount represented the share of Star Gas' loss associated with the Company's minority interest prior to its purchase of the remainder of Star Gas on December 7, 1994. From that date until December 19, 1995, the Company owned 100% of Star Gas; accordingly, Star's results were consolidated with the Company's, and the Company showed no such equity in losses. Subsequent to the December 19, 1995 conversion of Star Gas into a Master Limited Partnership, the Company owned 46.5% of Star Gas, and Star Gas' results were again accounted for under the equity method of accounting, resulting in equity in earnings of $0.7 million in 1995.

Extraordinary item - loss on early extinguishment of debt. In April 1995, the
---------------------------------------------------------
Company recorded an extraordinary charge of $1.4 million in connection with the refinancing of $12.8 million of debt due in March 2000. This refinancing yielded a reduction in the borrowing rate on that debt of over 3.4% in 1995. In the comparable period in 1994, the Company also recorded an extraordinary charge of $0.7 million, when it refinanced $50.0 million in long-term notes that were scheduled to mature in June 1994.

Net loss. Net loss increased from $4.3 million for 1994 to $23.5 million for
--------
1995. This was primarily due to the decline in home heating oil volume, increased interest expense associated with the Company's acquisition of Star Gas, and an increase in non-cash depreciation and amortization expense at Star Gas.

EBITDA.* EBITDA increased 2.5%, or $1.4 million, to $56.8 million for 1995, as
-------
compared to $55.4 million for 1994, due to an increase in EBITDA of $11.6 million at Star Gas, largely offset by the decline in heating oil volume and one-time expenses related to the consulting study.

NIDA.** NIDA declined from $27.7 million for 1994 to $14.7 million for 1995.
-----
This decline was primarily due to the volume related home heating oil EBITDA decline and increased interest expense associated with the Company's acquisitions, primarily Star Gas.





-----------------------------------------
* EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any.

** NIDA is defined as net income (loss) before extraordinary items, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

1994 COMPARED TO 1993
---------------------


Volume. In 1994, retail volume of home heating oil and propane increased to
------
456.7 million gallons, 3.0% greater than the 443.5 million gallons delivered in 1993, due to the Star Gas acquisition (9.6 million gallons) and the impact of the nine home heating oil acquisitions completed in 1993, whose annual volume was fully reflected for the first time in 1994, and the eleven home heating oil and propane acquisitions completed in 1994. Partially offsetting the positive impact of the acquisitions was 1.5% warmer weather experienced in the heating oil division, and attrition in the Company's home heating oil customer base. In 1994, the Company also sold 39.4 million gallons of other petroleum products and wholesale propane, 8.2% greater than the 36.4 million gallons sold in 1993. This increase of 3.0 million gallons was primarily due to the wholesale propane volume associated with the Star Gas acquisition.

Net sales. Net sales in 1994 increased to $546.7 million from $538.5 million in
---------
1993. This $8.2 million increase was due to the Star Gas acquisition, which increased sales by $11.1 million, offset by a decline of $2.9 million in the heating oil division. Sales were lower in the heating oil division as volume growth was more than offset by lower selling prices, reflecting a lower wholesale cost of product.

Gross profit. Gross profit increased 7.0% from $171.7 million in 1993 to $183.7
------------
million for 1994 due to both the $5.8 million of gross profit realized by Star Gas in December 1994 and a $6.2 million increase in gross profit in the heating oil division. The increase in the heating oil division gross profit from $171.7 million to $177.9 million was attributable to an increase in volume and to improved gross profit margins from 38.7(cent) per gallon to 39.8(cent) per gallon. The increase reflects an increase in heating oil gross profit margins on the sale of home heating oil, offset in part by an increase in the net cost of providing heating equipment repair and maintenance services and the additional costs associated with the severe winter weather experienced during the first quarter of 1994.

Selling, general and administrative expenses. Selling, general and
--------------------------------------------
administrative expenses increased 2.1% to $95.3 million in 1994, from $93.4 million in 1993. While expenses declined by $0.4 million in the heating oil division despite larger volume, this decline was offset by $2.3 million of expenses at Star Gas for December 1994. On a per gallon basis, the expenses in the heating oil division declined by 1.2% due primarily to a $3.0 million reduction in marketing expenses. The marketing expense decline resulted from the Company's more disciplined customer service oriented marketing strategy. This decrease in marketing expenses was offset by increases in insurance and operating expenses attributable to the first quarter severe winter weather conditions.

Direct delivery expense. Direct delivery expense increased $3.1 million, from
-----------------------
$29.9 million in 1993 to $33.0 million in 1994. This increase was due to the additional costs associated with larger volume and temporary delivery inefficiencies experienced during the first quarter of 1994 as a result of severe winter weather conditions, as well as to delivery costs of $1.1 million associated with the Star Gas volume.

Amortization and depreciation. Amortization of customer lists and deferred
-----------------------------
charges decreased 9.8%, or $2.8 million, to $25.9 million. These non-cash expenses declined as certain customer lists and deferred charges became fully amortized. Depreciation and amortization of plant and equipment increased $0.5 million to $6.5 million due primarily to the Star Gas acquisition.

Operating income. Operating income increased to $22.6 million for 1994 from
----------------
$13.5 million in 1993. This significant improvement was due to volume growth and to improved home heating oil margins, which were partially offset by first quarter 1994 weather related increases in service, delivery and operating expenses. The decline in depreciation and amortization expense also contributed to the increase in operating income.

Net interest expense. Net interest expense increased $3.3 million to $23.8
--------------------
million for 1994, due primarily to an increase of $26.1 million in total average borrowings from $190.9 million to $217.0 million, offset by a reduction in the average borrowing rate from 11.0% to 10.8%. Also contributing to the increase was $0.6 million of interest expense of Star Gas.

Income taxes. Income taxes were $0.6 million in 1994, as compared to $0.4
------------
million in 1993 and represent certain state income taxes applicable to profitable subsidiaries that are not included in consolidated state returns. The Company had losses for Federal Income Tax purposes in each of these periods. The Company has available $55.3 million of net operating loss carryforwards at December 31, 1994.

Equity in losses of Star Gas Corporation. Based on Petro's ownership percentage
----------------------------------------
of Star Gas prior to December 7, 1994, $2.0 million was recorded as a loss under the equity method of accounting. In December 1994, the Company exercised certain options to acquire the remaining common equity of Star Gas, and its results are included in the consolidated financial statements of the Company.

Extraordinary item - loss on early extinguishment of debt. The extraordinary
---------------------------------------------------------
loss of $0.7 million for 1994 represents the cash premium paid in connection with the February 1994 refinancing of $50.0 million in long term notes which were scheduled to mature in June 1994. In 1993 the Company recorded an extraordinary charge of $0.9 million representing a cash premium of $0.4 million and the write-off of $0.5 million in debt discount and related deferred charges when $25.0 million of subordinated debt scheduled to mature in 1993 and 1995 was refinanced.

Net loss. The net loss decreased from $8.4 million in 1993 to $4.3 million in
--------
1994, due to the $9.1 million increase in operating income, offset by an increase in net interest expense of $3.3 million and the $2.0 million of equity in losses of Star Gas.

EBITDA. Despite 1994 being approximately 1.5% warmer than 1993, EBITDA increased
------
14.3% to $55.4 million in 1994 from $48.4 million in 1993. This $6.9 million improvement was due to volume expansion associated with the Company's acquisition program, an increase in home heating oil gross profit margins and operating expense control.

LIQUIDITY AND FINANCIAL CONDITION

         One of the Company's primary financial strategies has been to finance its growth through a combination of internally generated capital, the sale of common stock, the issuance of redeemable preferred stock and debt. This strategy has been pursued by financing acquisitions and other asset requirements made in the last five years in the following manner: 43.3% with internally generated cash and funds from common stock offerings; 19.2% with redeemable preferred stock and long-term debt; and 37.5% from the net proceeds of the Star Gas First Mortgage Notes and the Star Gas MLP offering.

         In February 1995, the Company completed public offerings of $125.0 million of its 12 1/4% Subordinated Debentures due February 1, 2005 and approximately 2.9 million shares of Class A Common Stock. The net proceeds of the two offerings were approximately $139.0 million. During 1995, the proceeds were used to purchase $85.2 million of long term debt and preferred stock of Star Gas, to retire approximately $13.6 million (1.5 million shares) of Class A Common Stock issued in the Star transaction, and to repay $12.8 million of long-term debt due in March 2000 along with a premium of approximately $1.4 million to retire such portion of debt. The balance of the net proceeds, approximately $26.0 million, was made available for general corporate purposes.

         In December 1995, the Company received net proceeds from the transfer of its propane assets to the Partnership of $134.7 million, $83.7 million from Star Gas Corporation's First Mortgage Notes, and $51.0 million from the Star Gas MLP offering. The Company used $24.0 million of these proceeds to repay long-term debt and reserved $6.0 million to guarantee the Partnership's minimum quarterly distribution, leaving a balance of approximately $104.7 million. Approximately $48.6 million of this balance was used in February 1996 to pay $43.8 million of the $125.0 million 12 1/4/% Subordinated Debentures due 2005 at an eleven percent premium.

         Net cash used by operating activities of $1.7 million, along with the $26.0 million remaining from the $125.0 million 12 1/4% Subordinated Debenture and 2.9 million Class A Common Stock offerings, combined with the $104.7 million remaining from the Star Gas MLP transaction amounted to $129.0 million for the year ended December 31, 1995. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets totaling $34.4 million, in financing activities to pay dividends of $18.2 million, to repay working capital borrowings of $5.1 million, to purchase Redeemable Preferred Stock of $4.2 million, to repurchase common stock of $0.4 million, to pay consents and other fees in connection with the Star MLP offering of $2.4 million, and for other financing activities of $1.5 million. In addition, the Company financed a portion of its 1995 acquisitions with notes payable in the aggregate amount of $8.0 million. As a result of the above activity, the Company's cash balance increased by $62.8 million at December 31, 1995.

         The Company currently has available a $60 million working capital revolving credit facility. At December 31, 1995 there were no outstanding working capital borrowings, and the Company had $65.4 million of working capital.

         For 1996, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $15.3 million, redeeming $4.2 million of Redeemable Preferred Stock and paying $2.4 million in preferred dividends. Based on the Company's current working capital position, bank credit availability and expected net cash provided by operating activities, the Company expects to be able to meet all of the above mentioned obligations in 1996.

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


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8K

(a)  The following documents are filed as part of this report:

    1. The following consolidated financial statements are included in Part II,
       Item 8:

        Consolidated Financial Statements of Petroleum Heat and Power Co., Inc. and Subsidiaries:

         Independent Auditors' Reports

         Consolidated Balance Sheets, December 31, 1994 and 1995

         Consolidated Statements of Operations, years ended
         December 31, 1993, 1994 and 1995

         Consolidated Statements of Changes in Stockholders' Equity (Deficiency) years ended December 31, 1993, 1994 and 1995

         Consolidated Statements of Cash Flows, years ended December
                     31, 1993, 1994 and 1995

         Notes to Consolidated Financial Statements

    2. The following financial schedule is submitted herewith:

       Schedule II - Valuation and Qualifying Accounts Years Ended December 31, 1993, 1994 and 1995

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.


    3. (a) Exhibits

       The Exhibits which are listed on the Exhibit Index attached hereto.

    4. Reports on Form 8-K

       The Company filed a Form 8-K on December 20, 1995 to report the Star Gas Conveyance including Proforma Financial Statements for the transaction.

                                                LIST OF EXHIBITS

EXHIBIT
NO.      DESCRIPTION OF EXHIBIT
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

10.7 --  Lease  dated  December  1, 1985 with  respect  to office and garage  located at  3600-3620  19th
         Avenue, Astoria, New York.(3)

10.8 --  Lease dated November 1, 1985 with respect to office and garage located at 522 Grand Blvd.,
         Westbury, New York.(5)

10.9 --  Lease dated June 5, 1986 with respect to office and garage located at 2541 Richmond  Terrace Co.,  Staten
         Island, New York.(5)

10.10 -- Lease  dated  July 31,  1986 with  respect  to office  and  garage  located  at 71 Day  Street,  Norwalk,
         Connecticut.(5)

10.11 -- Lease dated July 9, 1984 with respect to office located at 1245 Westfield Avenue, Clark, New Jersey.(5)

10.12 -- Lease dated October 26, 1990 with respect to office and garage located at 1 Coffey Street,  Brooklyn, New
         York.(2)

10.13 -- Lease  dated  February  6, 1990 with  respect to office and  garage  located at 62 Oakland  Avenue and 64
         Oakland Avenue, East Hartford, Connecticut.(2)

10.14 -- Lease dated July 29, 1988 and Addendum to lease dated  August 1, 1988 with respect to office,  garage and terminal located at 224 North Main Street, Southampton, New York.(2)

10.15 -- Lease dated April 1, 1988 with  respect to office and garage  located at 171 Ames Court,  Plainview,  New
         York.(2)


10.16 -- Lease  dated  August 12,  1988 with  respect to office and  garage  located at 326 South  Second  Street,
         Emmanus, Pennsylvania.(2)

10.17 -- Lease dated July 15,  1990,  Addendum  to lease  dated July 27,  1990 and Second  Addendum to lease dated
         November  30,  1990,  with  respect  to  office  and  garage  located  at 212 Elm  Street,  North  Haven,
         Connecticut.(2)

10.18 -- Lease dated August 14, 1989 with  respect to office and garage  located at foot of South  Street,  Oyster
         Bay, New York.(2)

10.19 -- Lease and Addendum to lease dated  September  26, 1990 with  respect to office and garage  located at 930
         Park Avenue, Lakewood, New Jersey.(2)

10.20 -- Lease dated December 1, 1990 with respect to garage located at 10 Coffey Street, Brooklyn, New York.(2)

10.21 -- Lease dated May 9, 1991 with  respect to office and garage  located at 260 Route 10 East,  Whippany,  New
         Jersey.(2)

10.22 -- Lease  dated  June 1, 1987 with  respect  to garage  located  at 817  Pennsylvania  Avenue,  Linden,  New
         Jersey.(2)

10.23 -- Lease  dated  June 1, 1989 with  respect to office and  garage  located  at 2 Selleck  Street,  Stamford,
         Connecticut.(2)

10.24 -- Lease  dated  April 28,  1992 with  respect to office and garage  located  at  8087-8107  Parston  Drive,
         Forestville, Maryland.(1)

10.25 -- Option  dated  October 18, 1984  granted to Irik P. Sevin to purchase  64,000  shares of common  stock of
         Petroleum Heat and Power Co., Inc.(3)

10.26 -- Agreement  dated  October 22, 1986  relating to purchase of 64,000 shares of Class A Common Stock by Irik
         P. Sevin.(5)

10.27 -- Agreement dated December 2, 1986 relating to stock options granted to Irik P. Sevin.(5)

10.28 -- Agreements  dated December 28, 1987 and March 6, 1989 relating to stock options  granted to Irik P. Sevin and Malvin P. Sevin.(2)

10.29 -- Form of Note dated  December 31, 1992, in the amount of $1,499,378,  due December 31, 1993,  from Irik P.
         Sevin to the Company.(1)

10.30 -- Subordinated  Note  Agreement  relating to $60 million  Subordinated  Notes due October 1, 1998 issued to
         John Hancock Mutual Life Insurance Company and other Investors.(2)

10.31 -- Note Agreement,  dated as of January 15, 1991,  relating to $12.5 million  Subordinated Notes due January
         15, 2001, between the Company and Connecticut General Life Insurance Company.(2)

10.32 -- Purchase  Agreement,  dated as of August 1, 1989,  between  the  Company  and John  Hancock  Mutual  Life
         Insurance  Company and The Northwestern  Mutual Life Insurance  Company,  relating to the purchase of the
         1989 Preferred Stock.(2)

10.33 -- Agreement dated as of November 1, 1992 relating to stock options granted to George Leibowitz.(1)

10.34 -- Letter Agreement dated March 15, 1993 relating to the Credit Agreement.(1)

10.35 -- Lease dated June 17, 1993 with respect to office facilities  located at 2187 Atlantic Street in Stamford,
         Connecticut. (8)

10.36 -- Form of Note dated  December 31, 1993, in the amount of $1,559,827,  due December 31, 1994,  from Irik P.
         Sevin to the Company.(8)

10.37 -- Purchase Agreement,  dated as of December 21, 1993, among Star Gas Holdings,  Inc., First Reserve Secured
         Energy Assets Fund, L.P.,  American Gas & Oil Investors,  AmGo II, AmGo III, FRC Star Gas, Inc., Star Gas
         and the Company.(9)

10.38 -- Option from Star Gas to the Company, dated as of December 21, 1993.(9)

10.39 -- Shareholder  Put/Call  Agreement,  dated as of December 21, 1993, among the Company,  the Other Investors and Prudential.(9)

10.40 -- Shareholders'  Agreement,  dated as of December 21,  1993,  among the Company,  the Other  Investors  and
         Prudential.(9)

10.41 -- Management Services Agreement, dated as of December 21, 1993, between the Company and Star Gas.(9)

10.42 -- First Amendment to the Company's 10_% Subordinated Notes Indenture dated as of January 12, 1994.(8)

10.43 -- Form of Third Amendment to the Connecticut General Note Agreement.(8)

10.44 -- Form of Second Amendment to the Hancock Note Agreement.(8)

10.45 -- Form of First Amendment to the Hancock/Northwestern Purchase Agreement.(8)
10.46 -- Form of Fourth Amendment dated January 21, 1994 to the Second Amended and Restated Credit Agreement.(8)

10.47 -- Employment Agreement dated July 21, 1994 with Thomas Isola.(10)

10.48 -- Agreement entered into as of the 7th day of December,  1994 among the Company,  Pru Supply,  Inc. and the
         Prudential Insurance Company of America.(2)

10.49 -- Agreement dated April 4, 1994 relating to stock options granted to Irik P. Sevin.(11)

10.50 -- Note dated  December 31, 1994,  in the amount of  $1,640,060  due December 31, 1995 from Irik P. Sevin to the Company.(11)

10.51 -- Employment Agreement dated June 2, 1994 with Alex Szabo (12)

10.52 -- Agreement dated December 31, 1995, in the amount of $1,751,468 due December 31, 1999 from Irik P. Sevin to the Company (13)

11.0  -- Computation of Per Share Earnings.(13)

21.0  -- Subsidiaries of Registrant.(13)

23.0  -- Consent of KPMG Peat Marwick LLP (13)

27.0  -- Financial Date Schedule (13)



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

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 2- 88526, and incorporated herein by reference.

(13)   Filed herein.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE





CONSOLIDATED FINANCIAL STATEMENTS OF PETROLEUM HEAT AND POWER CO.,
      INC. AND SUBSIDIARIES

        INDEPENDENT AUDITORS' REPORT                                  F-2

        CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1994
             AND 1995                                                 F-3

        CONSOLIDATED STATEMENTS OF OPERATIONS, YEARS
             ENDED DECEMBER 31, 1993, 1994 AND 1995                   F-4

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
             EQUITY (DEFICIENCY), YEARS ENDED DECEMBER 31, 1993,
             1994 AND 1995                                            F-5

        CONSOLIDATED STATEMENTS OF CASH FLOWS, YEARS ENDED
             DECEMBER 31, 1993, 1994 AND 1995                         F-6

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-8

SCHEDULE FOR THE YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995:

        II - VALUATION AND QUALIFYING ACCOUNTS                        F-29


        ALL OTHER SCHEDULES ARE OMITTED BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION IS SHOWN IN THE CONSOLIDATED FINANCIAL STATEMENTS OR NOTES THERETO.

                          INDEPENDENT AUDITORS' REPORT




The Stockholders and Board of Directors of
PETROLEUM HEAT AND POWER CO., INC.:



           We have audited the accompanying consolidated balance sheets of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              KPMG PEAT MARWICK LLP


Stamford, Connecticut
March 1, 1996

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
(In thousands)
                                                              DECEMBER 31,
                                                         --------------------
ASSETS                                                      1994       1995
                                                         ---------- ---------

Current assets:
  Cash and cash equivalents                              $  15,474  $  78,285
  Restricted cash                                             -         6,000
  Accounts receivable (net of allowance of $1,769 and       87,246     95,361
$969)
  Inventories                                               21,746     20,413
  Prepaid expenses                                           7,382      6,115
  Notes receivable and other current assets                  1,279      1,617
                                                         ---------  ---------
     Total current assets                                  133,127    207,791
                                                         ---------  ---------

Property, plant and equipment - net                        127,174     30,263
                                                         ---------  ---------

Intangible assets (net of accumulated amortization
 of $243,116 and $264,456)
   Customer lists                                          102,636     76,419
   Deferred charges and pension costs                       32,692     27,296
                                                         ---------  ---------
                                                           135,328    103,715

Investment in and advances to the Star Gas Partnership         -       14,648
                                                         ---------- ---------
Other assets                                                 1,545        824
                                                         ---------  ---------
                                                         $ 397,174  $ 357,241
                                                         =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current debt                                           $   5,617  $  47,001
  Current maturities of cumulative redeemable
    preferred stock                                          4,167      4,167
  Accounts payable                                          19,786     22,824
  Customer credit balances                                  26,903     19,610
  Unearned service contract revenue                         14,334     15,535
  Accrued expenses and other liabilities                    33,975     33,246
                                                         ---------  ---------
     Total current liabilities                             104,782    142,383
                                                         ---------  ---------

Supplemental benefits and other liabilities                  2,961      1,658
                                                         ---------  ---------
Pension plan obligation                                      9,029      7,174
                                                         ---------  ---------
Notes payable and other long-term debt                      99,681     17,779
                                                         ---------  ---------
Senior notes payable                                        42,632     35,200
                                                         ---------  ---------
Subordinated notes payable                                 167,632    241,450
                                                         ---------  ---------

Star Gas preferred stock                                    19,966          -

Cumulative redeemable exchangeable preferred stock          16,667     12,500
                                                         ---------  ---------

Common stock redeemable at option of stockholder             1,280      1,280
                                                         ---------- ---------
Note receivable from stockholder                            (1,280)    (1,280)
                                                         ---------  ---------

Stockholders' equity (deficiency):

Class A common stock-par value $.10 per share; 40,000
shares authorized, 21,340 and 22,653 shares                  2,134      2,266
outstanding
Class B common stock-par value $.10 per share; 6,500
shares authorized, 21 and 14 shares outstanding                  2          1
Class C common stock-par value $.10 per share; 5,000
shares authorized, 2,558 shares outstanding                    256        256

Additional paid-in capital                                  71,036     76,418
Deficit                                                   (132,953)  (174,972)
Minimum pension liability adjustment                        (6,651)    (4,872)
                                                         ---------  ---------
     Total stockholders' equity (deficiency)               (66,176)  (100,903)

                                                         $ 397,174  $ 357,241
                                                         =========  =========


         See accompanying notes to consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                           Years Ended December 31,
                                      ---------------------------------
                                        1993          1994        1995
                                      ---------     ---------   -------

   Net sales                          $538,526      $546,677    $609,507
   Cost of sales                       366,809       362,981     387,825
                                      --------      --------    --------
    Gross profit                       171,717       183,696     221,682

   Selling, general and
   administrative
    expenses                            93,379        95,314     128,295
   Direct delivery expense              29,902        32,995      36,634
   Amortization of customer lists       23,183        19,749      20,527
   Depreciation of plant and             5,933         6,469      12,374
   equipment
   Amortization of deferred charges      5,548         6,177       6,142
   Provision for supplemental              263           373       1,407
                                       -------      --------    --------
   benefits

     Operating income                   13,509        22,619      16,303

   Other income (expense):
     Interest expense                  (22,156)      (25,282)    (41,084)
     Interest income                     1,647         1,516       2,292
     Other                                (164)          109         218
                                      --------       -------    --------

     Loss before income taxes, equity
       interest in Star Gas and
       extraordinary item               (7,164)       (1,038)    (22,271)
   Income taxes                            400           600         500
                                      --------      --------    --------
     Loss before equity interest in
       Star Gas and extraordinary       (7,564)       (1,638)    (22,771)
                                      --------      --------    --------
   item

   Share of income (loss) of Star Gas        -        (1,973)        728
                                      --------      --------    --------
     Loss before extraordinary item     (7,564)       (3,611)    (22,043)
                                      --------      --------    --------
   Extraordinary item-loss on early
      extinguishment of debt              (867)         (654)     (1,436)
                                      --------      --------    --------
     Net loss                         $ (8,431)     $ (4,265)   $(23,479)
                                      ========      ========    ========

   Net loss applicable to common      $(11,798)     $ (7,776)   $(26,742)
   stock

   Income (loss) before extraordinary
      item per common share:

      Class A Common Stock            $  (.53)      $  (.34)    $  (1.00)
      Class B Common Stock               1.88          1.10            -
      Class C Common Stock               (.53)         (.34)       (1.00)

   Extraordinary (loss) per common
      share:

      Class A Common Stock            $  (.04)      $  (.03)    $   (.06)
      Class B Common Stock                 -              -           -
      Class C Common Stock               (.04)         (.03)        (.06)

   Net income (loss) per common share:
      Class A Common Stock            $  (.57)      $  (.37)    $  (1.06)
      Class B Common Stock               1.88          1.10           -
      Class C Common Stock               (.57)         (.37)       (1.06)

   Weighted average number of common
      shares outstanding:

      Class A Common Stock              18,993        19,195      22,711
      Class B Common Stock                 217           152          15
      Class C Common Stock               2,545         2,550       2,598







          See accompanying notes to consolidated financial statements.

                   PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

                       Years Ended December 31, 1993, 1994 and 1995

                                                          Common Stock
                                           ------------------------------------------
                                             Class A         Class B         Class C         Additional           Minimum
                                           ------------------------------------------                             Pension
                                            No. of          No. of          No. of          Paid-In             Liability
(In thousands)                              Shares  Amount  Shares  Amount  Shares  Amount  Capital   Deficit   Adjustment    Total
                                            ------  ------  ------  ------  ------  ------  -------   --------  ----------    -----
Balance at December 31, 1992                18,831  $1,883     217     $22   2,506  $251   $53,202  ($89,274)        $0    ($33,916)

Net Loss                                                                                              (8,431)                (8,431)
Cash dividends declared and paid (Note 6 and 7)                                                      (11,973)               (11,973)
Cash dividends payable (Note 6 and 7)                                                                 (3,064)                (3,064)
Accretion of redeemable preferred stock                                                        (46)                             (46)
Minimum pension liability adjustment                                                                             (4,534)     (4,534)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1993                18,831   1,883     217      22   2,506   251    53,156  (112,742)    (4,534)    (61,964)

Net loss                                                                                              (4,265)                (4,265)
Cash dividends declared and paid (Note 6 and 7)                                                      (12,463)               (12,463)
Cash dividends payable (Note 6 and 7)                                                                 (3,483)                (3,483)
Repurchase of Class B Common Stock                            (196)    (20)                 (3,414)                          (3,434)
Repurchase of Class A Common Stock            (190)    (19)                                 (1,694)                          (1,713)
Class A Common Stock issued                  2,489     249                                  21,847                           22,096
Class A Stock Options exercised                210      21                                     838                              859
Class C Stock Options exercised                                                 52     5       210                              215
Minimum pension liability adjustment                                                                             (2,117)     (2,117)
Stock option compensation                                                                       93                               93
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1994                21,340   2,134      21       2   2,558   256    71,036  (132,953)    (6,651)    (66,176)

Net loss                                                                                             (23,479)               (23,479)
Cash dividends declared and paid (Note 6 and 7)                                                      (14,718)               (14,718)
Cash dividends payable (Note 6 and 7)                                                                 (3,822)                (3,822)
Repurchase of Class B Common Stock                              (7)     (1)                   (118)                            (119)
Repurchase of Class A Common Stock          (1,580)   (158)                                (13,873)                         (14,031)
Class A Common Stock issued                  2,893     290                                  18,366                           18,656
Stock option compensation                                                                    1,065                            1,065
Minimum pension liability adjustment                                                                              1,779       1,779
Other                                                                                          (58)                             (58)
                                            ----------------------------------------------------------------------------------------
Balance at December 31, 1995                22,653  $2,266      14      $1   2,558  $256   $76,418 ($174,972)   ($4,872)  ($100,903)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)                                   Years Ended December 31,
                                           -----------------------------------
                                             1993          1994          1995
                                           ----------    ----------    -------

CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES:

  Net loss                                 $ (8,431)      $(4,265)     $(23,479)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating
    activities:
    Amortization of customer lists           23,183        19,749        20,527
    Depreciation of plant and equipment       5,933         6,469        12,374
    Amortization of deferred charges          5,548         6,177         6,142
    Share of (income)loss of Star Gas           -           1,973          (728)
    Provision for losses on accounts          1,836         1,421         1,856
      receivable
    Provision for supplemental benefits         264           373         1,407
    Loss on early extinguishment of debt        867           654         1,436
    Gain on sale of business                    -             -            (788)
    Other                                       138          (135)          544

    Change in Operating Assets and
    Liabilities, net of effects of
      acquisitions and
      dispositions:
      Decrease (increase) in accounts         1,704        (3,752)      (19,285)
        receivable
      Decrease (increase) in inventory        1,736        (3,498)       (3,391)
      Increase in current assets               (642)         (119)         (430)
      Decrease (increase) in other assets       110          (214)          240
      Increase (decrease)in accounts          1,375        (1,330)        5,872
        payable
      Increase (decrease) in customer
        credit balances                       3,006         2,303        (5,938)
      Increase (decrease) in unearned
        service contract revenue               (161)        1,315         1,201
      Increase in accrued expenses              171         4,328           733
                                           --------      --------      --------

  NET CASH PROVIDED BY (USED IN) OPERATING
    ACTIVITIES                               36,637        31,449        (1,707)
                                           --------      --------      --------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

  Sale of Star Gas Limited Partnership
    Interest                                      -             -        51,046
  Acquisitions                              (15,399)      (26,411)      (26,438)
  Capital expenditures                       (3,232)       (4,172)      (11,174)
  Proceeds from sale of business               -             -            1,477
  Net proceeds from sales of fixed assets       294           283         1,702
  Investment in Star Gas Corporation,
    net of cash acquired                    (16,000)       (1,372)          -
                                           --------      --------      --------

  NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                    (34,337)      (31,672)       16,613
                                           --------      --------      --------












             See accompanying notes to consolidated financial statements

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



     (In thousands)                           Years Ended December 31,
                                        ------------------------------------
                                         1993          1994          1995
                                        -------      --------      ---------

     CASH FLOWS FROM FINANCING
     ACTIVITIES:
       Net proceeds from Star
        Gas Corporation                    -             -           83,687
        debt offering
       Net proceeds from issuance
        of common stock                    -            1,074        18,656
       Net proceeds from issuance
        of subordinated notes           48,068         71,088       120,350
       Repayment of notes payable          -          (50,655)      (80,206)
       Redemption of preferred             -           (4,167)      (24,133)
        stock
       Repurchase of common stock          -           (5,146)      (14,150)
       Repurchase of subordinated      (25,369)           -             -
         notes
       Credit facility borrowings      127,000         45,200        20,000
       Credit facility                (131,000)       (49,000)      (49,100)
         repayments
       Decrease (increase) in
         restricted cash                (5,000)        20,000        (6,000)
       Cash dividends paid             (14,580)       (15,526)      (18,201)
       Other                              (665)        (1,785)       (2,998)
                                      --------       --------     ---------

         NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES       (1,546)        11,083        47,905
                                      --------      ---------     ---------

       NET INCREASE IN CASH                754         10,860        62,811

       CASH AT BEGINNING OF YEAR         3,860          4,614        15,474
                                      --------     ----------     ---------

       CASH AT END OF YEAR            $  4,614     $   15,474     $  78,285
                                      ========     ==========     =========



     SUPPLEMENTAL DISCLOSURE OF
     CASH FLOW INFORMATION:

       Cash paid during the year for:

         Interest                     $ 21,706     $   22,712     $  35,122
         Income taxes                      496            382         3,255

       Noncash investing
         activities:
         Acquisitions                      -           (9,549)       (8,000)

       Noncash financing
         activities:
         Issuance of notes payable         -            9,549         8,000










             See accompanying notes to consolidated financial statements

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------

 The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc. (Petro) and its subsidiaries (the Company), each of which is wholly owned. The Company currently operates in twenty-seven major markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, DC, serving approximately four hundred thousand customers in those areas. Credit is granted to substantially all of these customers with no individual account comprising a concentrated credit risk.

 Basis of Presentation
 ---------------------

 Certain reclassifications have been made to the 1993 and 1994 financial statements to conform to the 1995 presentation.

 Use of Estimates
 ----------------

 The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


 Inventories
 -----------

 Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                                                      December 31,
                                                 ----------------------
                                                   1994          1995
                                                 --------     ---------
        Fuel oil and propane gas               $  11,778      $  11,764
        Parts, appliances and equipment            9,968          8,649
                                                 ---------    ---------
                                               $  21,746      $  20,413
                                                 =========    =========

 Property, Plant and Equipment
 -----------------------------

 Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

 Customer Lists and Deferred Charges
 -----------------------------------

 Customer lists are recorded at cost less accumulated amortization. Amortization for the fuel oil customer lists is computed using the straight-line method with 90% of the cost amortized over six years and 10% of the cost amortized over 25 years. Amortization for propane customer lists was computed using the straight-line method with cost amortized over fifteen years.

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


 (1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


 Customer Credit Balances
 ---------------------------

 Customer credit balances represent payments received from customers pursuant to a budget payment plan (whereby customers pay their estimated annual fuel charges on a fixed monthly basis) in excess of actual deliveries billed.

 Revenue Recognition
 -------------------

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

 Concentration of Revenue with Maximum Guaranteed Price Customers
 ----------------------------------------------------------------

 Approximately 9% of the Company's total sales are made to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated in April of each year in light of then current market conditions. The Company has historically purchased approximately half of the oil it sells to these maximum guaranteed price customers in advance and at a fixed cost. Should events occur after a customer sales price is established that increases the cost of oil above the amount anticipated, margins for the maximum guaranteed price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the maximum guaranteed price customers whose oil was purchased in advance could be lower than expected, while those customers whose oil was not purchased in advance would be unaffected or higher than expected.

 Environmental Costs
 -------------------

 The Company expenses, on a current basis, costs associated with managing hazardous substances and pollution in ongoing operations. The Company also accrues for costs associated with the remediation of environmental pollution when it becomes probable that a liability has been incurred and the amount can be reasonably estimated.

 Income Taxes
 ------------

 The Company files a consolidated Federal Income Tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

 Pensions
 --------

 The Company funds accrued pension costs currently on its pension plans, all of which are noncontributory.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)


Net Income (Loss) per Common Share
----------------------------------

Net income (loss) per common share is computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding, after adjusting the net loss for preferred dividends and the accretion of 1991 Redeemable Preferred Stock, aggregating $3,367, $3,511 and $3,263 for the years ended 1993, 1994 and 1995 respectively. Fully diluted net income
(loss) per common share is not presented because the effect is not material or is antidilutive.

Accounting Changes
------------------

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Commencing in 1996, SFAS No. 121 requires companies to review assets for possible impairment and provides guidelines for recognition of impairment losses related to long-lived assets, certain intangibles and assets to be disposed. The impact of the adopting SFAS No. 121 will be immaterial if any.

In October 1995, the FASB issued SFAS No. 123 - "Accounting for Stock-Based Compensation." As allowable by SFAS No. 123, the Company will not recognize compensation cost for stock-based employee compensation arrangements, but rather will disclose in the notes to the consolidated financial statements the impact on net income and earnings per share as if the fair value based compensation cost had been recognized commencing in 1996.

(2)  STAR GAS ACQUISITION

In December 1993, the Company acquired an approximate 29.5% equity interest (42.8% voting interest) in Star Gas for $16.0 million in cash. Of such $16.0 million investment, $14.0 million was invested directly in Star Gas through the purchase of Series A 8% pay-in-kind Cumulative Convertible Preferred Stock of Star Gas, which was convertible into common stock of Star Gas, and $2.0 million was invested through Star Gas Holdings, Inc. ("Holdings"), a newly formed corporation. Each of the other investors in Star Gas granted the Company an option, exercisable to December 31, 1998, to purchase such investor's interest in Star Gas (or, in the case of Holdings, to purchase such investor's interest in Holdings).

The Company was managing Star Gas' business under a Management Services Agreement which provided for an annual cash fee of $0.5 million and an annual bonus equal to 5% of the increase in Star Gas' EBITDA over the fiscal year ended September 30, 1993, payable in common stock of Star Gas pursuant to a formula set forth in the Management Services Agreement. Star Gas also reimbursed the Company for its expenses and the cost of certain Company personnel.

In December 1994, the Company exercised its right to purchase the remaining outstanding common equity of Star Gas by paying $3.8 million in cash and issuing approximately 2.5 million shares ($22.1 million) of the Company's Class A Common Stock. The Company also incurred $0.9 million of acquisition related cost in connection with the Star Gas acquisition.

The acquisition was accounted for as a purchase and accordingly, the purchase price was allocated to the underlying assets and liabilities based upon the Company's estimate of their respective fair value at the date of acquisition. The fair value of assets acquired was $141.3 million (including $3.3 million in cash) and liabilities and preferred stock was $109.5 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $9.0 million and was being amortized over a period of twenty-five years.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(2) STAR GAS ACQUISITION - (CONTINUED)

    The Company's investment in Star Gas Corporation was accounted for using the equity method from December 23, 1993 to December 7, 1994, at which time the Company exercised its right to purchase the remaining outstanding common equity of Star Gas (the "Star Gas Acquisition"). From December 8, 1994 to December 19, 1995 while Star Gas was a wholly owned subsidiary of Petro, Star Gas operations, assets and liabilities were included in the consolidated financial statements of the Company.

    In November 1995, Star Gas organized Star Gas Partners, L.P. a Delaware limited partnership ("Partnership") and Star Gas and the Partnership together organized Star Gas Propane, L.P., a Delaware limited partnership ("Operating Partnership"). In December 1995, Petro transferred substantially all of its propane assets and liabilities to Star Gas, and Star Gas transferred ("Star Gas Conveyance") substantially all of its assets (including the propane assets transferred by Petro) in exchange for a general partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas. The total value of the assets conveyed to the Operating Partnership was $156.5 million. Concurrently with the Star Gas Conveyance, Star Gas issued approximately $85.0 million in First Mortgage Notes to certain institutional investors. In connection with the Star Gas Conveyance, the Operating Partnership assumed $91.5 million of Star Gas liabilities including the $85.0 million of First Mortgage Notes; however, Star Gas retained approximately $83.7 million in cash from the proceeds of the First Mortgage Notes. As a result of the foregoing transactions, Star Gas received a 46.5% equity interest in the Partnership and Petro received distributions from the public sale of Master Limited Partnership units of $51.0 million in cash. In order for the Partnership to begin operations with $6.2 million of working capital, Star Gas and the Operating Partnership agreed that the amount of debt assumed by the Operating Partnership would be adjusted upward or downwards to the extent that the working capital of the Operating Partnership at closing was more or less than $6.2 million. At closing, the net working capital of the Operating Partnership was $9.2 million and as a result, $3.0 million was paid to Petro in January 1996.

    To enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. These funds are now restricted at the Star Gas level, but will be released to Petro as certain quarterly targets are achieved.

    As a result and from the date of the above transaction, the Company's 46.5% investment in the Star Gas Partnership is accounted for following the equity method.


   (3)  PROPERTY, PLANT AND EQUIPMENT

   The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                                 December 31,       Estimated
                                            --------------------
                                                1994      1995    Useful Lives
                                            ---------- ---------  ------------

           Land                             $  7,183  $  2,129
           Buildings                          13,520     6,475      20-45years
           Fleet and other equipment          49,798    37,985        3-7years
           Tanks and equipment                73,076     1,931       8-30years
           Furniture and fixtures             15,381    15,373        5-7years
           Leasehold improvements              4,014     4,540 Terms of leases
                                            --------   -------
                                             162,972    68,433

           Less accumulated depreciation      35,798    38,170
                                            --------  --------
                                            $127,174  $ 30,263
                                            ========  ========

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(4)  NOTES PAYABLE AND OTHER LONG-TERM DEBT

 Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:

                                                         December 31,
                                                   -----------------------
                                                       1994      1995
                                                   ---------   ---------

  Notes payable to banks under credit
   facility (a)                                    $  24,000        $  -
  Notes payable to bank under revolving
   credit facility of subsidiary (b)                   5,100           -
  Star Gas long-term debt (c)                         65,350           -
  Notes payable in connection with the purchase
  of fuel oil dealers and other notes payable,
  due in monthly, quarterly and annual
  installments with interest at various rates
  ranging from 6% to 10% per annum, maturing at
  various dates through  the year 2004                10,318      18,930
Obligations under capital leases  (d)                    530           -

                                                     105,298      18,930

Less current debt                                      5,617       1,151
                                                   ---------   ---------
                                                   $  99,681   $  17,779
                                                   =========   =========


a) Pursuant to a Credit Agreement, dated December 31, 1992 as restated and amended (Credit Agreement), the Company was allowed to borrow up to $75 million under a working capital revolving credit facility with a sublimit under a borrowing base established each month. Amounts borrowed under the revolving credit facility are subject to a 45 day clean-up requirement prior to September 30 of each year. The facility terminates on June 30, 1996. The Company pays a facility fee of 0.375% on the unused portion of the revolving credit facility. Compensating balances equal to 5.0% of the average amount outstanding during the relevant period are also required under the agreement. As collateral for the financing arrangement, the Company granted to the lenders a security interest in the customer lists, trademarks, trade names, inventories and receivables owned by the Company, including the proceeds therefrom. The customer lists, trademarks and trade names pledged to the banks under the Credit Agreement are carried on the December 31, 1995 balance sheet at $76.4 million, and the inventories and receivables are $20.4 million and $95.4 million respectively.

   On August 1, 1994, the Company amended the Credit Agreement to include a $50 million two-year revolving credit acquisition facility, convertible into a three-year self amortizing loan. Pursuant to the Star Gas MLP offering, the Company used a portion of the proceeds it received to repay all of the outstanding balances of the credit acquisition facility other than outstanding letters-of-credit guaranteeing acquisition notes, and terminated the balance of the acquisition facility. In addition, the maximum amount that can be borrowed under the working capital revolving credit facility was reduced to $60 million.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)



(4)  NOTES PAYABLE AND OTHER LONG-TERM DEBT (CONTINUED)

      Interest under the Credit Agreement is payable monthly and is based upon a floating rate selected by the Company of either the Eurodollar Rate or the Alternate Base Rate, plus 0 to 50 basis points on Alternate Base Rate Loans and 125 to 175 basis points on Eurodollar Loans based upon the ratio of Consolidated Operating Profit to Interest Expense (as defined in the Credit Agreement). Eurodollar Rate means the prevailing rate in the interbank Eurodollar market adjusted for reserve requirements. Alternate Base Rate means the greater of (i) the prime or base rate of Chemical Bank in effect or (ii) the Federal funds rate in effect plus 1/2 of 1%. In addition, the Company is required to pay certain fees for balance deficiencies, if any, and unused commitments. Under the terms of the Credit Agreement, the Company is required, among other things, to maintain certain minimum levels of cash flow, as well as certain ratios on consolidated debt. In the event of noncompliance with certain of the covenants, the banks have the right to declare all amounts outstanding under the loans to be due and payable immediately. At December 31, 1995, there were no borrowings outstanding under the revolving credit facility.

   b) These amounts were outstanding under the terms of a Credit Agreement between Star Gas Corporation and a certain bank. The notes were repaid in January and February of 1995 and the Credit Agreement was terminated. The interest rate on such borrowings was 8.7% at December 31, 1994.

   c) The Star Gas debt consisted of 11.56% Senior Notes, 12.625% Senior Subordinated Notes, Senior Reset Term Notes and borrowings under a term loan agreement. These notes were purchased in February 1995 with a portion of the proceeds of the Company's $125.0 million 12 1/4% Subordinated Debentures issued in February 1995 (see note 5).

   d) Star Gas was bound by certain noncancellable capital lease agreements with former owners of acquired businesses for certain premises and related equipment. These capital leases were assumed by Star Gas Partners, L.P., as part of the Star Gas Conveyance (see note 2).


       Aggregate annual maturities, are as follows as of December 31, 1995:

                          Years Ending
                          December 31,
                          -------------

                             1996         $ 1,151
                             1997             923
                             1998             287
                             1999           8,247
                             2000           8,138
                             Thereafter       184
                                          -------
                                          $18,930
                                          =======

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(5)  SENIOR AND SUBORDINATED NOTES PAYABLE

    Senior and Subordinated notes payable at the dates indicated, consisted of:

                                                     December 31,
                                               -----------------------
                                                 1994           1995
                                              --------        --------
      11.85%, 12.17% and 12.18%
        Subordinated and Senior Notes due
        October 1, 1998 (a)                   $ 60,000        $ 60,000
      14.10% Subordinated and Senior Notes
        due January 15, 2001 (b)                12,500          12,500
      Subordinated and Senior Notes
        due March 1, 2000 (c)                   12,764               -
      10 1/8% Subordinated Notes due
        April 1, 2003 (d)                       50,000          50,000
      9 3/8% Subordinated Debentures due
        February 1, 2006 (e)                    75,000          75,000
      12 1/4% Subordinated Debentures due
        February 1, 2005 (f)                         -         125,000
                                              --------        --------

Total Senior and Subordinated Notes Payable    210,264         322,500

   Less short-term Subordinated Notes (e)(f)         -          44,800
   Less short-term Senior Notes (e)                  -           1,050
   Less long-term Senior Notes (e)              42,632          35,200
                                              --------        --------


Total long-term Subordinated Notes Payable    $167,632        $241,450
                                              ========        ========

a)On September 1, 1988, the Company authorized the issuance of $60,000 of Subordinated Notes due October 1, 1998 bearing interest payable semiannually at an average rate of 11.96%. All such notes are redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate as defined.

b)On January 15, 1991, the Company authorized the issuance of $12,500 of 14.10% Subordinated Notes due January 15, 2001 bearing interest payable quarterly. The notes are redeemable at the option of the Company, in whole or in part, from time to time, upon payment of a premium rate as defined. On each January 15th commencing 1996 and ending January 15, 2000, the Company is required to repay $2,100 of the Notes. The remaining principal of $2,000 is due on January 15, 2001. No premium is payable in connection with these required payments.

c)In March 1993, the Company issued $12,764 of Subordinated Notes due March 1, 2000 in exchange for an equal amount of 1991 Redeemable Preferred Stock. On April 3, 1995, the Company redeemed these securities and paid a premium of approximately $1.4 million.

d)On April 6, 1993, the Company issued $50.0 million of 10 1/8%
  Subordinated Notes due April 1, 2003. These Notes are redeemable at the Company's option, in whole or in part, at any time on or after April 1, 1998 upon payment of a premium rate as defined. Interest is payable semiannually.

e)On February 3, 1994, the Company issued $75.0 million of 9 3/8%
  Subordinated Debentures due February 1, 2006. These Debentures are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 1999 upon payment of a premium rate as defined. Interest is payable semiannually.

             PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(5)  SENIOR AND SUBORDINATED NOTES PAYABLE (CONTINUED)

        In connection with the offering of its 9 3/8% Subordinated Debentures, the Company received consents of the holders of a majority of each class of subordinated debt and redeemable preferred stock (see note 7) to certain amendments to the respective agreements under which the subordinated debt and the redeemable preferred stock were issued. In consideration for the consents, the Company paid to the holders of the subordinated debt due in 1998, 2000 and 2001 a cash payment $0.6 million and caused 50% of the aggregate balance or approximately $42.6 million of the subordinated debt at December 31, 1994 to be ranked as senior debt. In addition, the Company agreed to increase dividends on the redeemable preferred stock by $2.00 per share per annum. The Company also paid approximately $1.5 million in fees and expenses to obtain such consents. At December 31, 1995, approximately $36.3 million of the senior debt was outstanding.

     f) On February 3, 1995, the Company issued $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005. These debentures are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2000 upon payment of a premium rate as defined. However, at any time prior to February 1, 1998, the Company had the right to redeem Debentures with the net proceeds of a public offering of Capital Stock (as defined) of the Company, of Star Gas, or of a subsidiary of Star Gas, at a redemption price of 111% of the principal amount thereof, together with accrued and unpaid interest to the date of redemption, provided that at least 65% in principal amount of the Debentures issued remain outstanding immediately following any such redemption. On February 5, 1996, a portion of the proceeds received as a result of the Star Gas MLP Offering (see note 2) were used to retire $43.8 million of the $125.0 million 12 1/4% Subordinated Debentures due 2005. The Company paid $4.8 million, representing an 11% premium to retire this portion of the debt. Interest on these debentures is payable semi-annually.

        Simultaneously with the offering of its 12 1/4% Subordinated Debentures due February 1, 2005, the Company also issued 2,875 shares of Class A Common Stock in a separate public offering. The net proceeds of the two offerings were approximately $139.0 million and were applied as follows:
        (i) to purchase $65.3 million of Star Gas Long-Term Debt, (ii) to purchase approximately $19.9 million of Star Gas preferred stock, (iii) $13.6 million to retire approximately 1.5 million shares of Class A Common Stock issued to a third party in the Star Gas acquisition and
        (iv) $14.2 million to repay approximately $12.8 million of subordinated and senior notes due in March 2000 (see c) at a premium of approximately $1.4 million. The balance of the net proceeds, approximately $26.0 million, was made available for general corporate purposes.

     Expenses connected with the above outstanding offerings, and amendments thereto, amounted to approximately $15.8 million, which includes $1.2 million paid in debt consents permitting the Star Gas MLP Offering (see note 2). At December 31, 1994 and 1995, the unamortized balances relating to notes still outstanding amounted to approximately $6.7 million and $11.7 million respectively, and such balances are included in deferred charges.

     Aggregate annual maturities for each of the next five years, are as follows as of December 31, 1995:

                               Years Ended
                               December 31,
                               ------------
                                  1996         $45,850
                                  1997           2,100
                                  1998          62,100
                                  1999           2,100
                                  2000           2,100

             PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(6)  COMMON STOCK AND COMMON STOCK DIVIDENDS

The Company's outstanding Common Stock consists of Class A Common Stock, Class B Common Stock and Class C Common Stock, each with various designations, rights and preferences. In 1992, the Company restated and amended its Articles of Incorporation increasing the authorized shares of Class A Common Stock to 40,000 and authorizing 5,000 shares of Class C Common stock, $.10 par value.

Holders of Class A Common Stock and Class C Common Stock have identical rights, except that holders of Class A Common Stock are entitled to one vote per share and holders of Class C Common Stock are entitled to ten votes per share. Holders of Class B Common Stock do not have voting rights, except as required by law, or in certain limited circumstances.

Holders of Class B Common Stock were entitled to receive Special Dividends based upon the Company's Cash Flow, as defined, for its prior fiscal year. Special Dividends were cumulative and payable quarterly. If not paid, dividends on any other class of stock could not be paid until all Special Dividends in arrears were declared and paid. During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994, "the expiration date." As a result of the termination of the Special Dividends, the holders of Class B Common Stock had the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends through the expiration date ($0.2763 per share for the period July 1, 1994 through August 31, 1994). As of December 31, 1995, 203 shares of Class B Common Stock were repurchased for approximately $3.6 million.

The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:

                                           Years Ended December 31,
                                    --------------------------------------
                                      1993            1994           1995
                                    -------         -------        -------
   Cash dividends declared
     Class A                        $ 9,971         $10,791        $13,716
     Class B                            408             238            -
     Class C                          1,336           1,407          1,559

   Cash dividends declared per share
     Class A                         $ .525         $   .55        $   .60
     Class B                           1.88            1.10            -
     Class C                           .525             .55            .60


Under the Company's most restrictive dividend limitation imposed by certain debt covenants, $14.9 million was available at December 31, 1995 for the payment of dividends on all classes of Common Stock. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter.

On February 3, 1995, the Company issued 2,875 shares of Class A Common Stock in a public offering in connection with the issuance of $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005 and used a portion of the proceeds to retire 1,521 shares of Class A Common Stock which shares were issued to a third party in the Star Gas Acquisition (see note 5).

Beginning October 1, 1995, the Company offers a Dividend Reinvestment and Stock Purchase Plan which provides holders of the Company's Class A Common Stock and Class C Common Stock a vehicle to reinvest their dividends and purchase additional shares of Class A Common Stock at a 5% discount from the current market price without incurring any fees. In addition, optional cash deposits receive a 3% discount from the market price. Pursuant to the plan offering, an additional 18 Class A Common Shares were issued as of December 31, 1995.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(7)  PREFERRED STOCK

The Company entered into agreements dated as of August 1, 1989 with John Hancock Mutual Life Insurance Company and Northwestern Mutual Life Insurance Company to sell up to 250 shares of its Redeemable Preferred Stock, par value $0.10 per share, at a price of $100 per share, which shares are exchangeable into Subordinated Notes due August 1, 1999 (1999 Notes). In connection with receiving consents in 1994 to modify certain covenants under which the Redeemable Preferred Stock was issued, the Company agreed to increase dividends on the Redeemable Preferred Stock by $2.00 per share per annum which began in February 1994. The average dividend rate on these shares is $14.33 per share.

On August 1, 1994, and on August 1 of each year thereafter, one-sixth of the number of originally issued shares of each series of Redeemable Preferred shares outstanding, less the number of shares of such series previously exchanged for 1999 Notes, are to be redeemed, with the final redemption occurring on August 1, 1999. The redemption price is $100 per share plus all accrued and unpaid dividends to such August 1. As of December 31, 1994 and 1995, 208 shares and 167 shares respectively were outstanding of which 42 shares were reflected as current.

The Company entered into an agreement dated September 1, 1991 with United States Leasing International Inc. to sell up to 160 shares of its 1991 Redeemable Preferred Stock, par value $.10 per share, at an initial price of $78.261 per share, which shares were exchangeable into Subordinated Notes due March 1, 2000 (2000 Notes). The Company sold 64 shares of the Redeemable Preferred Stock in September 1991 at $78.261 per share and 95 shares in March 1992 at $78.51 per share, the accreted value of the initial price. The holders of the shares of 1991 Preferred Stock were entitled to receive monthly dividends based on the annual rate of the sum of LIBOR plus 4.7%. In March 1993, the Company issued $12,764 of 2000 Notes in exchange for all of the 1991 Redeemable Preferred Stock. On April 1995, the Company redeemed these securities and paid a premium of approximately $1.4 million (see note 5).

Star Gas Corporation had outstanding $8,507 of 12.625% Cumulative Redeemable Preferred Stock and $11,459 of 12.5% Preferred Stock. These shares were purchased by the Company with a portion of the proceeds of the public offering completed in February 1995 (see note 5).

Preferred dividends of $3,321, $3,511 and $3,263 were declared on all classes of preferred stock in 1993, 1994 and 1995 respectively.

Aggregate annual maturities of Redeemable Preferred Stock are as follows as of December 31, 1995:


                          Years Ended
                          December 31,
                          ------------
                               1996       $ 4,167
                               1997         4,167
                               1998         4,167
                               1999         4,166
                               2000           -
                                          -------
                                          $16,667
                                          =======

             PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(8)  PENSION PLANS

The Company has several noncontributory defined contribution and defined benefit pension plans covering substantially all of its nonunion employees. Benefits under the defined benefit plans are generally based on years of service and each employee's compensation, while benefits under the defined contribution plans are based solely on compensation. Pension expense under all plans for the years ended December 31, 1993, 1994 and 1995 was $3,342, $3,559 and $4,378
respectively, net of amortization of the pension obligation acquired.

The following table sets forth the defined benefit plans' funded status, all of which are underfunded, and amounts recognized in the Company's balance sheets at the indicated dates:

                                                          December 31,
                                                    -----------------------
                                                       1994          1995
                                                    ---------      --------
      Actuarial present value of benefit obligations:
      Accumulated benefit obligations, including
      vested benefits of $25,069 and $26,000        $ 25,446       $ 26,486
                                                    ========       ========

      Projected benefit obligation                  $(28,299)      $(29,770)
      Plan assets at fair value (primarily
        listed stocks and bonds)                      16,964         19,749
                                                    --------       --------
      Projected benefit obligation in excess
        of plan assets                               (11,335)       (10,021)
      Unrecognized net loss from past
        experience different from the assumed
        and effects of changes in assumptions          9,604          8,136
      Unrecognized net transitional obligation           487            428
      Unrecognized prior service cost due to
        plan amendments                                  705            714
      Additional liability                            (7,943)        (5,994)
                                                    --------       --------

      Accrued pension cost for defined benefit
        plans                                       $ (8,482)      $ (6,737)
                                                    ========       ========


Net pension cost for defined benefit plans for the periods indicated included the following components:
                                            Years Ended December31,
                                    ----------------------------------------
                                       1993            1994           1995
                                    ---------       ---------      ---------
    Service cost-benefits earned
      during the period             $  1,392        $  1,341       $  1,459
    Interest cost on projected
      benefit obligation               1,778           1,911          2,032
    Actual (return) loss on assets      (995)            339         (1,452)
    Net amortization and deferral
      of (gains) and losses              207          (1,150)           853
                                    --------        --------       --------


      Net periodic pension cost
       for defined benefit plans    $  2,382        $  2,441       $  2,892
                                    ========        ========       ========




      Assumptions used in the above accounting were:

       Discount rate                                  7.0%
       Rates of increase in compensation levels       4.0%
       Expected long-term rate of return on assets    8.5%

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(8) PENSION PLANS - (CONTINUED)

In addition, the Company made contributions to union-administered pension plans during the years ended December 31, 1993, 1994 and 1995 of $2,867, $3,078 and $3,148, respectively.

The Company recorded an additional minimum pension liability for underfunded plans of $7,843 as of December 31, 1994, representing the excess of unfunded accumulated benefit obligations over plan assets. From December 31, 1994 to December 31, 1995 this amount has decreased by $1,829 bringing the total minimum pension liability to $6,014 at December 31, 1995. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of stockholders' equity of $4,872 as of December 31, 1995.

In connection with the purchase of shares of a predecessor company as of January 1, 1979 by a majority of the Company's present holders of Class C Common Stock, the Company assumed a pension liability in the aggregate amount of $1,512 as adjusted, representing the excess of the actuarially computed present value of accumulated vested plan benefits over the net assets available for such benefits. Such liability, which amounted to $1,160 at December 31, 1995, is being amortized over 40 years.

Under a 1992 supplemental benefit agreement, Malvin P. Sevin, the Company's then Chairman and Co-Chief Executive Officer, was entitled to receive $25 per month for a period of one hundred twenty months following his retirement. In the event of his death, his designated beneficiary is entitled to receive such benefit. Mr. Sevin passed away in December 1992, prior to his retirement. The amount accrued for such benefit payable net of payments made at December 31, 1994 and 1995 were $1,706 and $1,554 respectively.

(9) LEASES

The Company leases office space and other equipment under noncancelable operating leases which expire at various times through 2008. Certain of the real property leases contain renewal options and require the Company to pay property taxes.

The future minimum rental commitments at December 31, 1995 for all operating leases having an initial or remaining noncancelable term of one year or more are as follows:

                                               Operating
              Years Ending December 31,          Leases

                        1996                   $  3,426
                        1997                      2,766
                        1998                      2,624
                        1999                      2,165
                        2000                      1,634
                     Thereafter                   4,901
                                               --------
                                               $ 17,516
                                               ========

   Rental expense under operating leases for the years ended December 31, 1993, 1994 and 1995 was $5,346, $6,114 and $7,624 respectively.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(10)  INCOME TAXES

Income tax expense was comprised of the following for the indicated periods:


                                  Years Ended December 31,
                               ----------------------------
                                1993       1994       1995
                               -----      ------     ------

           Current:
              Federal          $  -        $  -      $    -
              State               400        600        500
                               ------     ------     ------
                               $  400     $  600     $  500
                               ======     ======     ======


The sources of deferred income tax expense and the tax effects of each were as follows:


                                                Years Ended December 31,
                                         --------------------------------------
                                           1993            1994           1995
                                         -------         -------         ------

 Excess of tax over book depreciation    $   242         $ 1,338        $ 1,624
 Excess of book over tax
  amortization expense                        -             (397)        (1,139)
 Excess of book over tax
  vacation expense                           (93)           (103)           (75)
(Excess of book over tax) tax
  over book bad debt expense                  92             (25)            44
(Excess of book over tax) tax over
  book supplemental benefit expense           12               7            (14)
 Deferred service contracts                   18              -              -
 Equity in income (loss) of Star Gas          -             (671)          (187)
 Other, net                                  (60)            (24)           (40)
 Recognition of tax benefit of net
  operating loss to the extent of
  current and previously recognized
  temporary differences                   (2,606)         (1,185)        (7,843)
 Change in valuation allowance             2,395           1,060          7,630
                                         -------         --------       -------
                                         $   -           $   -          $   -
                                         =======         ========       =======

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(10)  INCOME TAXES - (CONTINUED)

      The components of the net deferred tax assets and the related valuation allowance for 1994 and 1995 using current rates were as follows:

                                          December 31,            December 31,
                                             1994                     1995
                                          ------------            -------------

Net operating loss carryforwards           $ 18,064                 $ 25,907
Excess of tax over book depreciation         (3,462)                  (5,086)
Excess of book over tax amortization            397                    1,536
Excess of book over tax vacation expense      1,238                    1,313
Excess of book over tax (tax over
  book) supplemental benefit expense            652                      666
Excess of book over tax (tax over
  book) bad debt expense                        373                      329
Equity in loss of Star Gas                      671                      858
Other, net                                      142                      182
                                          ---------               ----------
                                             18,075                   25,705
Valuation allowance                         (18,075)                 (25,705)
                                          ---------               ----------
                                          $     -                 $       -
                                          =========               ==========


A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

At December 31, 1995, the Company had the following income tax loss carryforwards for Federal Income Tax reporting purposes:

                                         Expiration
                                            Date       Amount
                                         ----------    ------

                                            2005      $26,651
                                            2006       15,012
                                            2007        1,367
                                            2008        8,400
                                            2009        1,662
                                            2010       23,105
                                                      -------
                                                      $76,197
                                                      =======

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(11)  RELATED PARTY TRANSACTIONS

In connection with the acquisition of customer lists, equipment and other assets of previously unaffiliated fuel oil businesses, the Company entered into lease agreements covering certain vehicles with individuals, including certain stockholders, directors and executive officers. These leases were on a month-to-month basis, on terms comparable with leases from unrelated parties. Annual rentals under these leases were approximately $125. In August 1995, the Company purchased these vehicles for an aggregate $325, based upon an independent appraisal.

The Company leases a building from certain related parties for $75 per annum plus escalations, under a lease agreement that expires in the year 2000. The Company leases another building from certain related parties, some of whom are stockholders, directors and executive officers of the Company, for $250 per annum plus escalations, under a lease agreement that expires in the year 2000. Both those lease agreements were established using an independent fair market rental evaluation.

In October 1986, Irik P. Sevin purchased one hundred sixty-one thousand shares of Class A Common Stock and forty thousand shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) of the Company for $1,280 (which was the fair market value as established by the Pricing Committee pursuant to the Stockholders' Agreement). The purchase price was financed by a note originally due December 31, 1989, but which has been extended to December 31, 1999. The note was amended in 1995 requiring annual payments of interest and principal, payable in cash or Class A Common Stock of the Company, until complete satisfaction of the note on December 31, 1999. In December 1995 Mr. Sevin surrendered fifty-nine thousand Class A Common Shares representing $439 of value as determined by the stock valuation criteria defined in the note. Interest accrues on the outstanding balance of the note at the LIBOR rate in effect for each month plus 0.75%. At December 31, 1995, the outstanding balance of the note was $1,312. At any time prior to the due date of the note, Mr. Sevin has the right to require the Company to repurchase all or any of these shares (as adjusted for stock splits, dividends and the like) for $6.35 per share (the Put Price). Mr. Sevin has entered into an agreement with the Company that he will not sell or otherwise transfer to a third party any of the shares of Class A Common Stock or Class C Common Stock received pursuant to this transaction until the note has been paid in full.

In 1986, the Company issued stock options to purchase one hundred and five thousand shares and seventy thousand shares, of the Class A Common Stock of the Company to Irik P. Sevin and Malvin P. Sevin, respectively. The option price for the shares of Class A Common Stock was $20 per share. These options were nontransferable and were to expire on November 30, 1994. As a result of stock dividends in the form of Class A Common Stock and Class B Common Stock declared by the Company in December 1986, the exchange of Class C Common Stock for Class A Common Stock in July 1992, and special antidilution adjustments, the options held by Irik P. Sevin then applied to three hundred and fourteen thousand shares of Class A Common Stock and seventy-nine thousand shares of Class C Common Stock and the options held by Malvin P. Sevin then applied to two hundred and ten thousand shares of Class A Common Stock and fifty-two thousand shares of Class C Common Stock. The adjusted option price for each such share is $4.10. In November 1994, the options belonging to Malvin P. Sevin were exercised by his estate, while Irik P. Sevin's options were extended to November 30, 1997 on generally the same terms and conditions as the original options, however, Irik
P. Sevin's extended options will vest in three equal annual installments on each November 30th.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(11)  RELATED PARTY TRANSACTIONS - (CONTINUED)

On December 28, 1987, the Company issued stock options to purchase twenty-four thousand shares of Class A Common Stock and six thousand shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Irik P. Sevin. The option price for each such share is $7.50. These options were not transferable and expired unexercised on January 1, 1996.

On March 3, 1989, the Company issued stock options to purchase seventy-two thousand shares of Class A Common Stock and eighteen thousand shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Irik P. Sevin and forty-eight thousand shares of Class A Common Stock and twelve thousand shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July 1992) to Malvin P. Sevin. The option price for each such share is $11.25. These options are nontransferable. Malvin
P. Sevin's options expired in March 1994 unexercised while the expiration date of Irik P. Sevin's options were extended to March 3, 1999.

In March 1994 the Company issued stock options to Irik P. Sevin to purchase one hundred thousand shares of Class A Common Stock. The option price for each such share is $8.50, the then market value of the stock on the date the options were granted. These options are non-transferable and expire on March 31, 2004.

None of the aforementioned options of Irik and Malvin Sevin were granted under a Stock Option Plan and no other options were authorized at the time the options were issued. All options granted vested upon issuance and were issued at an exercise price that was estimated to be fair value at the date of grant.

On November 1, 1992, the Company authorized for issuance fifty thousand options for the purchase of Class A Common Stock to an officer of the Company, exercisable at $11.00 per share, the fair market value at the date of grant. Options for twenty-five thousand shares were issued on November 1, 1992 and options for twenty-five thousand were issued in June 1993. Twenty percent of the options vest and become exercisable on each of the next five anniversary dates of the issuance.

On August 23, 1994, the Company issued stock options to another officer of the Company to purchase fifty thousand shares of Class A Common Stock under the Company's incentive stock option plan. The option price for each such share is $7.50, the then market value of the stock on the date the options were granted. Twenty percent of the options become exercisable on each of the next five anniversary dates of the grant.

On September 1, 1995, the Company issued stock options to a senior manager of the Company to purchase fifty thousand shares of Class A Common Stock. The option price for each such share is $8.00, the then market value of the stock on the date the options were granted. All of the options vest and became exercisable on the day the options were granted.

In connection with the Star Gas acquisition and in accordance with the option agreements entered into during the Company's initial investment in Star Gas, certain other investors of Star Gas received options on seven hundred thirty-two thousand shares of the Company's Class A Common Stock exercisable through December 1999 at $8.77 per share in exchange for certain options they held in Star Gas. Furthermore, as part of this agreement, Petro was given the right to purchase the options issued in connection with the Star Gas acquisition at a cost of $2.23 per option, exercisable up to the earlier of the option exercise or expiration date.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(11)  RELATED PARTY TRANSACTIONS - (CONTINUED)

Information   relating  to  stock  options  during  1993,   1994  and  1995  are
summarized as follows:

                                                   Average
                            Number of Shares    Option Price
                          ------------------
                           Class A   Class C      Per Share       Total
                          ---------  --------   -----------     --------

Shares under option at
 December 31, 1993 (prices
 range from $4.10 to $11.25
 per share)                  718       167          $ 5.82      $ 5,147

Granted                      882        -             8.67        7,648
Exercised                   (209)      (52)           4.10       (1,073)
Expired                      (48)      (12)          11.25         (675)
                           -----     -----          ------     --------

Shares under option at
 December 31, 1994 (prices
 range from $4.10 to
$11.25 per share)          1,343       103            8.34       11,047

Granted                       50        -             8.00          400
Exercised                    -          -              -            -
Expired                      -          -              -            -
                          ------    ------          ------     --------

Shares under option at
 December 31, 1995 (prices
 range from $4.10 to
$11.25 per share)          1,393       103           $7.66      $11,447
                          ======    ======          ======      =======

Shares exercisable at
 December 31, 1995         1,328       103           $7.60      $10,872
                          ======    ======          ======      =======

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

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(12)  ACQUISITIONS

During 1993, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $13,600. In addition, during 1993, the Company acquired a 29.5% interest in Star Gas Corporation for $16,000. (See note 2)

During 1994, the Company acquired the customer lists and equipment of nine unaffiliated fuel oil dealers. The aggregate consideration for those acquisitions, accounted for by the purchase method, was approximately $34,100.

During 1995, the Company acquired the customer lists and equipment of ten unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $32,200.

Sales and net income of the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition.

Unaudited pro forma data giving effect to the purchased businesses and to the acquisition of Star Gas Corporation, as described in Note 2, as if they had been acquired on January 1 of the year preceding the year of purchase, with adjustments, primarily for amortization of intangibles, and to give effect to the subsequent Debenture and Stock Offerings (see note 5) as if the financings had occurred on January 1, 1993, are as follows:


                                                Years Ended December31,
                                          --------------------------------
                                            1993         1994         1995
                                          --------     --------     ------

      Net sales                           $716,072     $706,956     $631,903
      Loss before extraordinary item       (44,747)      (6,419)     (22,153)
      Net loss                            $(45,614)    $ (7,194)    $(23,589)
                                          ========     ========     ========

      Net income (loss) per common share
           Class A Common Stock           $  (1.96)    $   (.42)    $ (1.06)
           Class B Common Stock               1.88         1.10         -
           Class C Common Stock           $  (1.96)    $   (.42)    $ (1.06)
                                          ========     ========     =======

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(13)  LITIGATION

The Company is not party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Company.


(14)  DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash,  Restricted  Cash,  Accounts  Receivable,  Notes  Receivable  and Other
-----------------------------------------------------------------------------
Current Assets,  Working  Capital  Borrowings,  Accounts  Payable and Accrued
-----------------------------------------------------------------------------
Expenses
--------

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term  Debt,  Subordinated  Notes  Payable,  Senior  Notes  Payable  and
----------------------------------------------------------------------------
Cumulative Redeemable Exchangeable Preferred Stock
--------------------------------------------------

The fair values of each of the Company's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for similar instruments of comparable maturity.

      The estimated fair value of the Company's financial instruments are summarized as follows:

                                At December 31, 1994     At December 31, 1995
                               ----------------------    --------------------
                               Carrying   Estimated      Carrying   Estimated
                                Amount    Fair Value      Amount   Fair Value
                               --------   ----------      -------  ----------

Long-term debt                 $ 36,126   $ 34,896       $ 18,930  $ 18,390
Star Gas long term debt          65,350     65,350            -         -
Subordinated notes payable      167,632    158,385        286,250   304,992
Senior notes payable             42,632     35,176         36,250    38,805
Star Gas preferred stock         19,966     19,966            -         -
Cumulative redeemable
 exchangeable preferred stock    20,833     21,909         16,667    18,302

Limitations
-----------

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

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)


(15)  SEGMENT INFORMATION

The Company's operations were classified into two business segments: Home Heating Oil and Propane. For the year ended December 31, 1994, the Propane operations were consolidated with the Home Heating Oil operations from December 7, 1994 to December 31, 1994, the period that Star Gas became a wholly owned subsidiary of the Company. For the year ended December 31, 1995, the Propane operations were consolidated with the Home Heating Oil operations from January 1, 1995 to December 19, 1995, the period that Star Gas was still a wholly owned subsidiary of the Company (see note 2).



                        Year Ended December 31, 1994              Year Ended December 31, 1995
                     ----------------------------------       ------------------------------------
                        Home                                     Home
                      Heating                                   Heating
                        Oil     Propane*   Consolidated           Oil       Propane** Consolidated
                     --------   -------    ------------       ----------    -------   ------------

   Net Sales         $527,729  $ 18,948      $546,677           $509,122    $100,385   $609,507
   Gross Profit       173,680    10,016       183,696            167,447      54,235    221,682
   Operating Expenses 122,866     5,443       128,309            125,859      39,070    164,929
   Depreciation and
     Amortization      30,669     2,099        32,768             30,863       9,587     40,450
   Operating Income    20,145     2,474        22,619             10,725       5,578     16,303

   Assets             237,971   159,203       397,174            357,241        -       357,241
   Capital
     Expenditures    $  3,281  $    891      $  4,172           $  3,946    $  7,228   $ 11,174

   * In 1994 the Propane segment incurred an equity loss, which is presented in the Statement of Operations as a non-operating loss, of approximately $2.0 million representing the Company's share of the loss of Star Gas from January 1, 1994 to the acquisition date of December 7, 1994.

   ** In 1995 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $0.7 million representing the Company's share of income of Star Gas from December 20, 1995, the date Star Gas became an equity investment of the Company, to December 31, 1995.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS EXCEPT PER SHARE DATA)

(16) SELECTED QUARTERLY FINANCIAL DATA - (UNAUDITED)

The seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its volume of home heating oil in the first quarter and 30% of its volume of home heating oil in the fourth quarter of each year. The Company generally realizes net income in both of these quarters and net losses during the warmer quarters ending June and September.

                                        Three Months Ended
                            -------------------------------------------------
                            March 31,   June 30,   Sept. 30,  Dec. 31,
                              1994        1994       1994       1994     Total
                            --------    --------   --------   -------- -------

Net sales                   $266,793    $ 69,267   $ 49,231   $161,386 $546,677
Gross profit                 103,530      17,616      6,905     55,645  183,696
Income (loss) before
  taxes, equity interest
  and extraordinary item      50,417     (22,217)   (32,678)     3,440   (1,038)

      Net income (loss)     $ 51,425    $(23,761)  $(34,464)  $  2,535 $ (4,265)
                            ========     ========  ========   ======== ========

Net income (loss) per
  common share
      Class A Common Stock  $   2.30    $  (1.11)   $ (1.67)   $   .11 $   (.37)
      Class B Common Stock       .41         .41        .28        -       1.10
      Class C Common Stock  $   2.30    $  (1.11)   $ (1.67)   $   .11 $   (.37)
                            ========    ========    =======    ======= ========




                                           Three Months Ended
                            --------------------------------------------------
                            March 31,   June 30,   Sept. 30,  Dec. 31,
                              1995        1995       1995       1995     Total
                            ---------   --------   ---------  -------- -------

Net sales                   $253,737    $ 87,639   $ 63,541  $204,590 $609,507
Gross profit                 106,405      26,397     15,773    73,107  221,682
Income (loss) before
  taxes, equity interest
  and extraordinary item      42,274     (29,824)   (40,461)    5,740  (22,271)

      Net income (loss)     $ 41,874    $(31,235)  $(40,386) $  6,268 $(23,479)
                            ========    ========   ========  ======== ========

Net income (loss) per
  common share
      Class A Common Stock  $   1.61    $  (1.17)  $  (1.65) $    .15 $  (1.06)
      Class B Common Stock       -           -          -         -        -
      Class C Common Stock  $   1.61    $  (1.17)  $  (1.65) $    .15 $  (1.06)
                            ========    ========   ========  ======== ========

                                                              SCHEDULE  II

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995



                                                      Additions
                                                ---------------------     ----------------
                                  Balance at    Charged to    Charged       Other
                                  Beginning     Costs and     to Other      Changes        Balance at
Year       Description             of Year      Expenses      Account     Add(Deduct)     End of Year
----       -----------            ----------    ----------    --------    -----------     -----------

1993  Accumulated amortization:
        Customer lists            $ 166,181     $ 23,183                                   $ 189,364
        Deferred charges             22,278        5,548                                      27,826
                                  ---------     --------                                     -------
                                  $ 188,459     $ 28,731                                   $ 217,190
                                  =========     ========                                    ========


       Allowance for doubtful
       accounts                   $   1,271     $  1,836       $  714(1)    $(2,795)(2)    $   1,026
                                  =========     ========       ======       =======          =======


1994  Accumulated amortization:
        Customer lists            $ 189,364     $ 19,749                                   $ 209,113
        Deferred charges             27,826        6,177                                      34,003
                                  ---------     --------                                     -------
                                  $ 217,190     $ 25,926                                   $ 243,116
                                  =========     ========                                    ========

                                                                            $(2,210)(2)
       Allowance for doubtful                                                   532 (3)
       accounts                   $   1,026     $  1,421       $1,000(1)    $(1,678)       $   1,769
                                  =========     ========       ======       =======          =======


1995  Accumulated amortization:
       Customer lists             $ 209,113     $ 20,527                    $(4,307)(4)    $ 225,333
       Deferred charges              34,003        6,142                     (1,022)(4)       39,123
                                  ---------     --------                    -------          -------
                                  $ 243,116     $ 26,669                    $(5,329)       $ 264,456
                                  =========     ========                    =======          =======


                                                                            $(3,323)(2)
       Allowance for doubtful                                                  (250)(4)
       accounts                   $   1,769     $  1,856       $  917(1)    $(3,573)       $     969
                                  =========     ========       ======       =======        =========



(1)  Recoveries

(2)  Bad debts written off

(3)  Allowance for doubtful accounts acquired from the Star Gas acquisition

(4) Valuation and qualifying accounts conveyed to Star Gas Partners, L.P. and the disposition of New Hampshire branch locations

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 22, 1996

                                        PETROLEUM HEAT AND POWER CO., INC.
                                                               (Registrant)



                                        By:     /s/ Irik P. Sevin
                                           ---------------------------------
                                                    Irik P. Sevin


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



 /s/Irik P. Sevin          President, Chairman of             March 22, 1996
------------------------
  Irik P. Sevin            the Board, Chief Executive
                           Officer, and Chief
                           Financial and Accounting
                           Officer and Director



 /s/Audrey L. Sevin        Secretary and Director             March 22, 1996
------------------------
    Audrey L. Sevin



 /s/Phillip E. Cohen       Director                           March 22, 1996
------------------------
    Phillip E. Cohen



 /s/Paul Biddelman         Director                           March 22, 1996
------------------------
    Paul Biddelman



 /s/Richard O'Connell      Director                           March 22, 1996
------------------------
    Richard O'Connell

                                    Exhibit Index
                                    -------------

EXHIBIT
NO.                                 EXHIBIT
-------                             -------

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

10.7 --  Lease  dated  December  1, 1985 with  respect  to office and garage  located at  3600-3620  19th
         Avenue, Astoria, New York.(3)

10.8 --  Lease dated November 1, 1985 with respect to office and garage located at 522 Grand Blvd.,
         Westbury, New York.(5)

10.9 --  Lease dated June 5, 1986 with respect to office and garage located at 2541 Richmond  Terrace Co.,  Staten
         Island, New York.(5)

10.10 -- Lease  dated  July 31,  1986 with  respect  to office  and  garage  located  at 71 Day  Street,  Norwalk,
         Connecticut.(5)

10.11 -- Lease dated July 9, 1984 with respect to office located at 1245 Westfield Avenue, Clark, New Jersey.(5)

10.12 -- Lease dated October 26, 1990 with respect to office and garage located at 1 Coffey Street,  Brooklyn, New
         York.(2)

10.13 -- Lease  dated  February  6, 1990 with  respect to office and  garage  located at 62 Oakland  Avenue and 64
         Oakland Avenue, East Hartford, Connecticut.(2)

10.14 -- Lease dated July 29, 1988 and Addendum to lease dated  August 1, 1988 with respect to office,  garage and terminal located at 224 North Main Street, Southampton, New York.(2)

10.15 -- Lease dated April 1, 1988 with  respect to office and garage  located at 171 Ames Court,  Plainview,  New
         York.(2)

                                    Exhibit Index
                                    -------------

EXHIBIT
NO.                                 EXHIBIT
-------                             -------


10.16 -- Lease  dated  August 12,  1988 with  respect to office and  garage  located at 326 South  Second  Street,
         Emmanus, Pennsylvania.(2)

10.17 -- Lease dated July 15,  1990,  Addendum  to lease  dated July 27,  1990 and Second  Addendum to lease dated
         November  30,  1990,  with  respect  to  office  and  garage  located  at 212 Elm  Street,  North  Haven,
         Connecticut.(2)

10.18 -- Lease dated August 14, 1989 with  respect to office and garage  located at foot of South  Street,  Oyster
         Bay, New York.(2)

10.19 -- Lease and Addendum to lease dated  September  26, 1990 with  respect to office and garage  located at 930
         Park Avenue, Lakewood, New Jersey.(2)

10.20 -- Lease dated December 1, 1990 with respect to garage located at 10 Coffey Street, Brooklyn, New York.(2)

10.21 -- Lease dated May 9, 1991 with  respect to office and garage  located at 260 Route 10 East,  Whippany,  New
         Jersey.(2)

10.22 -- Lease  dated  June 1, 1987 with  respect  to garage  located  at 817  Pennsylvania  Avenue,  Linden,  New
         Jersey.(2)

10.23 -- Lease  dated  June 1, 1989 with  respect to office and  garage  located  at 2 Selleck  Street,  Stamford,
         Connecticut.(2)

10.24 -- Lease  dated  April 28,  1992 with  respect to office and garage  located  at  8087-8107  Parston  Drive,
         Forestville, Maryland.(1)

10.25 -- Option  dated  October 18, 1984  granted to Irik P. Sevin to purchase  64,000  shares of common  stock of
         Petroleum Heat and Power Co., Inc.(3)

10.26 -- Agreement  dated  October 22, 1986  relating to purchase of 64,000 shares of Class A Common Stock by Irik
         P. Sevin.(5)

10.27 -- Agreement dated December 2, 1986 relating to stock options granted to Irik P. Sevin.(5)

10.28 -- Agreements  dated December 28, 1987 and March 6, 1989 relating to stock options  granted to Irik P. Sevin and Malvin P. Sevin.(2)

10.29 -- Form of Note dated  December 31, 1992, in the amount of $1,499,378,  due December 31, 1993,  from Irik P.
         Sevin to the Company.(1)

10.30 -- Subordinated  Note  Agreement  relating to $60 million  Subordinated  Notes due October 1, 1998 issued to
         John Hancock Mutual Life Insurance Company and other Investors.(2)

10.31 -- Note Agreement,  dated as of January 15, 1991,  relating to $12.5 million  Subordinated Notes due January
         15, 2001, between the Company and Connecticut General Life Insurance Company.(2)

10.32 -- Purchase  Agreement,  dated as of August 1, 1989,  between  the  Company  and John  Hancock  Mutual  Life
         Insurance  Company and The Northwestern  Mutual Life Insurance  Company,  relating to the purchase of the
         1989 Preferred Stock.(2)

10.33 -- Agreement dated as of November 1, 1992 relating to stock options granted to George Leibowitz.(1)

10.34 -- Letter Agreement dated March 15, 1993 relating to the Credit Agreement.(1)

10.35 -- Lease dated June 17, 1993 with respect to office facilities  located at 2187 Atlantic Street in Stamford,
         Connecticut. (8)

10.36 -- Form of Note dated  December 31, 1993, in the amount of $1,559,827,  due December 31, 1994,  from Irik P.
         Sevin to the Company.(8)

10.37 -- Purchase Agreement,  dated as of December 21, 1993, among Star Gas Holdings,  Inc., First Reserve Secured
         Energy Assets Fund, L.P.,  American Gas & Oil Investors,  AmGo II, AmGo III, FRC Star Gas, Inc., Star Gas
         and the Company.(9)

10.38 -- Option from Star Gas to the Company, dated as of December 21, 1993.(9)

10.39 -- Shareholder  Put/Call  Agreement,  dated as of December 21, 1993, among the Company,  the Other Investors and Prudential.(9)

10.40 -- Shareholders'  Agreement,  dated as of December 21,  1993,  among the Company,  the Other  Investors  and
         Prudential.(9)

                                    Exhibit Index
                                    -------------

EXHIBIT
NO.                                 EXHIBIT
-------                             -------


10.41 -- Management Services Agreement, dated as of December 21, 1993, between the Company and Star Gas.(9)

10.42 -- First Amendment to the Company's 10_% Subordinated Notes Indenture dated as of January 12, 1994.(8)

10.43 -- Form of Third Amendment to the Connecticut General Note Agreement.(8)

10.44 -- Form of Second Amendment to the Hancock Note Agreement.(8)

10.45 -- Form of First Amendment to the Hancock/Northwestern Purchase Agreement.(8)
10.46 -- Form of Fourth Amendment dated January 21, 1994 to the Second Amended and Restated Credit Agreement.(8)

10.47 -- Employment Agreement dated July 21, 1994 with Thomas Isola.(10)

10.48 -- Agreement entered into as of the 7th day of December,  1994 among the Company,  Pru Supply,  Inc. and the
         Prudential Insurance Company of America.(2)

10.49 -- Agreement dated April 4, 1994 relating to stock options granted to Irik P. Sevin.(11)

10.50 -- Note dated  December 31, 1994,  in the amount of  $1,640,060  due December 31, 1995 from Irik P. Sevin to the Company.(11)

10.51 -- Employment Agreement dated June 2, 1994 with Alex Szabo (12)

10.52 -- Agreement dated December 31, 1995, in the amount of $1,751,468 due December 31, 1999 from Irik P. Sevin to the Company (13)

11.0  -- Computation of Per Share Earnings.(13)

21.0  -- Subsidiaries of Registrant.(13)

23.0  -- Consent of KPMG Peat Marwick LLP (13)

27.0  -- Financial Date Schedule (13)



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

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 2- 88526, and incorporated herein by reference.

(13)   Filed herein.