Form 10-Q
period 1996-03-31
PETROLEUM HEAT & POWER CO INC
filed 1996-05-09
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File Number: 2-88526
                        -------

                         PETROLEUM HEAT AND POWER CO., INC.
                ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

Minnesota                                           06-1183025
- ---------------------------------------             ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

2187 Atlantic Street, Stamford, CT                  06902
- ---------------------------------------             ----------------------------
(Address of principal executive Offices)            (Zip Code)

   Registrant's telephone number, including area code:  (203) 325-5400
                                                        --------------


(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---     ---



As of March 31, 1996 there were 22,863,204 shares of the Registrant's Class A Common Stock, 13,173 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX TO Form 10-Q



                                                                 Page
                                                                 ----


Part 1   Financial Information:


Item 1 - Financial Statements

   Consolidated Balance Sheets
   March 31, 1996 and December 31, 1995                            3

   Consolidated Statements of Operations for the
   Three Months Ended
   March 31, 1996 and March 31, 1995                               4

   Consolidated Statements of Changes in Stockholders'
   Equity (Deficiency) for the Three Months Ended
   March 31, 1996                                                  5

   Consolidated Statements of Cash Flows for the
   Three Months Ended
   March 31, 1996 and March 31, 1995                           6 - 7

   Notes to Condensed Consolidated Financial Statements        8 - 9


Item 2 - Management's Discussion and Analysis of
         Financial Conditions and Results of Operations      10 - 15



Part 2   Other Information:


Item 6 - Exhibits and reports on Form 8-K                         16

Signature                                                         17

                           PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                                       Consolidated Balance Sheets
                                               (Unaudited)

(In thousands)
                                                                March 31,  December 31,
 Assets                                                            1996         1995
                                                                ----------   ----------
 Current assets:
   Cash and cash equivalents                                   $   18,819    $  78,285
   Restricted cash                                                  6,000        6,000

   Accounts receivable (net of allowance of $1,452 and $969)      134,258       95,361
   Inventories                                                     13,997       20,413
   Prepaid expenses                                                 7,560        6,115
   Notes receivable and other current assets                        1,354        1,617
                                                               ----------    ---------
      Total current assets                                        181,988      207,791
                                                               ----------    ---------


 Property, plant and equipment - net                               30,914       30,263
                                                               ----------    ---------

 Intangible assets (net of accumulated amortization of $270,597 and $264,456)

    Customer lists                                                 85,731       76,419
    Deferred charges and pension costs                             26,340       27,296
                                                               ----------    ---------
                                                                  112,071      103,715
                                                               ----------    ---------

 Investment in and advances to the Star Gas Partnership            15,336       14,648
                                                               ----------    ---------

 Other assets                                                         791          824
                                                               ----------    ---------
                                                               $  341,100    $ 357,241
                                                               ==========    =========

 Liabilities and Stockholders' Equity (Deficiency)
 Current liabilities:

   Working capital borrowings                                  $   19,000    $     -
   Current debt                                                     3,183       47,001
   Current maturities of cumulative redeemable
     exchangeable preferred stock                                   4,167        4,167
   Accounts payable                                                18,509       22,824

   Customer credit balances                                         6,312       19,610
   Unearned service contract revenue                               12,897       15,535
   Accrued expenses and other liabilities                          30,131       33,246
                                                               ----------    ---------
      Total current liabilities                                    94,199      142,383
                                                               ----------    ---------


 Supplemental benefits and other liabilities                        1,681        1,658
                                                               -----------   ---------
 Pension plan obligation                                            7,168        7,174
                                                               ----------    ---------
 Notes payable and other long-term debt                            17,410       17,779
                                                               ----------    ---------
 Senior notes payable                                              34,150       35,200
                                                               ----------    ---------
 Subordinated notes payable                                       240,400      241,450
                                                               ----------    ---------


 Cumulative redeemable exchangeable preferred stock                12,500       12,500
                                                               ----------    ---------

 Common stock redeemable at option of stockholder                   1,280        1,280
                                                               ----------    ---------
 Note receivable from stockholder                                  (1,280)      (1,280)
                                                               ----------    ---------


 Stockholders' equity (deficiency):

 Class A common stock-par value $.10 per share; 40,000 shares
     authorized, 22,702 and 22,653 shares outstanding               2,270        2,266

 Class B common stock-par value $.10 per share; 6,500 shares
     authorized, 13 and 14 shares outstanding                           1            1

 Class C common stock-par value $.10 per share; 5,000 shares
     authorized, 2,558 shares outstanding                             256          256

 Additional paid-in capital                                        76,881       76,418
 Deficit                                                         (140,944)    (174,972)
 Minimum pension liability adjustment                              (4,872)      (4,872)
                                                               -----------   ---------

      Total stockholders' equity (deficiency)                     (66,408)    (100,903)

                                                               -----------   ----------
                                                               $  341,100    $ 357,241
                                                               ==========    =========


 See accompanying notes to consolidated financial statements.

                           PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                                  Consolidated Statements of Operations
                                               (Unaudited)

(In thousands, except per share data)                              Three Months Ended
                                                                        March 31,
                                                                  ---------------------
                                                                     1996       1995
                                                                   ---------  ---------
     Net sales                                                     $279,655   $253,737
     Cost of sales                                                  178,817    147,332
                                                                   --------   --------
           Gross profit                                             100,838    106,405


     Selling, general and administrative expenses                    27,422     31,076
     Direct delivery expense                                         14,486     14,608
     Amortization of customer lists                                   4,789      5,452
     Depreciation of plant and equipment                              1,657      2,803
     Amortization of deferred charges                                 1,352      1,477

     Provision for supplemental benefits                                192        335
                                                                   --------   --------
           Operating income                                          50,940     50,654

     Other income (expense):
       Interest expense                                              (9,114)    (9,760)

       Interest income                                                  629        522
       Other                                                             35        858
                                                                   --------   --------
           Income before income taxes, equity interest
            and extraordinary item                                   42,490     42,274


     Income taxes                                                       400        400
                                                                   --------   --------
           Income before equity interest and extraordinary item      42,090     41,874

     Equity in earnings of Star Gas Partnership                       3,365        -
                                                                   --------   ---------
           Income before extraordinary item                          45,455     41,874


     Extraordinary item-loss on early extinguishment of debt         (6,414)       -_
                                                                   --------   ---------

           Net income                                              $ 39,041   $ 41,874
                                                                   ========   ========


     Net income applicable to common stock                         $ 37,847   $ 40,104

     Income before extraordinary item per common share:
        Class A Common Stock                                       $   1.74   $   1.61
        Class B Common Stock                                            -           -

        Class C Common Stock                                           1.74       1.61

     Extraordinary (loss) per common share:
        Class A Common Stock                                       $   (.25)  $     -
        Class B Common Stock                                            -           -

        Class C Common Stock                                           (.25)        -

     Net income per common share:
        Class A Common Stock                                       $   1.49   $   1.61
        Class B Common Stock                                            -           -

        Class C Common Stock                                           1.49       1.61

     Cash dividends declared per common share:
        Class A Common Stock                                       $    .15   $    .15
        Class B Common Stock                                            -           -

        Class C Common Stock                                            .15        .15

     Weighted average number of common shares outstanding:
        Class A Common Stock                                         22,862     22,253
        Class B Common Stock                                             13         18
        Class C Common Stock                                          2,598      2,598

     See accompanying notes to consolidated financial statements.


                                  PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                         Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                                      (Unaudited)


                                           Three Months Ended March 31, 1996

(In thousands)

                                            Common Stock
                      ---------------------------------------------------------
                           Class A             Class B             Class C                              Minimum
                      ---------------------------------------------------------  Additional             Pension
                      No. Of              No. Of              No. Of              Paid-In               Liability
                      Shares    Amount    Shares    Amount    Shares    Amount    Capital    Deficit    Adjustment   Total
                      ------    ------    ------    ------    ------    ------    -------    -------    ----------   -----
Balance at
  December 31, 1995   22,653    $2,266      14        $1       2,558     $256     $76,418   ($174,972)   ($4,872)  ($100,903)

Net income                                                                                     39,041                 39,041

Cash dividends
  declared and paid                                                                            (1,194)                (1,194)

Cash dividends
  payable                                                                                      (3,819)                (3,819)

Repurchase of
 Class B Common
 Stock                                      (1)       (-)                             (13)                               (13)

Class A shares
  issued under
  the Dividend
  Reinvestment Plan       49         4                                                355                                359

Stock option
  compensation                                                                        121                                121
                      ------    ------      --        --      -----     ----      -------    ---------   ------    ---------

Balance at
  March 31, 1996      22,702    $2,270      13        $1      2,558     $256      $76,881    ($140,944) ($4,872)   ($66,408)
                      ======    ======      ==        ==      =====     ====      =======    =========  =======     ========



See accompanying notes to consolidated financial statements.

                           PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                    Three Months Ended
(In thousands)                                                           March 31,
                                                                    ------------------
                                                                       1996       1995
                                                                       ----       ----


 Cash flows from (used in) operating activities:
  Net income                                                        $  39,041  $ 41,874
   Adjustments to reconcile net income to

    net cash provided by (used in) operating activities:
     Amortization of customer lists                                     4,789     5,452
     Depreciation of plant and equipment                                1,657     2,803
     Amortization of deferred charges                                   1,352     1,477
     Equity in earnings of Star Gas Partnership                        (3,365)       -

     Provision for losses on accounts receivable                          430       460
     Provision for supplemental benefits                                  192       335
     Loss on early extinguishment of debt                               6,414        -
     Gain on sale of business                                              -       (832)
     Other                                                                (41)      (32)


     Change in Operating Assets and Liabilities,
      net of effects of acquisitions and dispositions:
       Increase in accounts receivable                                (39,327)  (12,279)
       Decrease in inventory                                            6,416     2,811

       Increase in current assets                                      (1,182)   (2,061)
       Decrease (increase) in other assets                                 33      (565)
       Decrease in accounts payable                                    (4,315)   (6,018)
       Decrease in customer credit balances                           (13,298)  (15,913)
       Decrease in unearned service contract revenue                   (2,638)   (2,411)

       Decrease in accrued expenses                                    (3,112)   (3,972)
                                                                   ----------- --------

  Net cash provided by (used in) operating activities                  (6,954)   11,129
                                                                   ----------- --------



 Cash flows from (used in) investing activities:

    Acquisitions                                                      (17,460)   (8,533)
    Capital expenditures                                                 (951)   (2,716)
    Proceeds from sale of business                                         -      1,477

    Net proceeds from sales of fixed assets                                40        70
                                                                   ----------  ---------

  Net cash used in investing activities                               (18,371)   (9,702)
                                                                   ----------- --------









                   See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Three Months Ended
(In thousands)                                                   March 31,
                                                             ----------------
                                                             1996        1995
                                                             ----        ----


 Cash flows from (used in) financing activities:
   Net proceeds from issuance of common stock                  359       18,516
   Net proceeds from issuance of subordinated notes              -      120,350
   Repayment of notes payable                               (1,050)     (65,612)

   Redemption of preferred stock                                 -      (19,966)
   Repurchase of common stock                                  (13)     (13,681)
   Repurchase of subordinated notes                        (49,612)           -
   Credit facility borrowings                               29,000            -
   Credit facility repayments                              (10,000)      (5,100)

   Cash dividends paid                                      (5,016)      (5,253)
   Other                                                     2,191         (312)
                                                          --------      -------

     Net cash provided by (used in) financing activities   (34,141)      28,942
                                                          --------      -------

   Net increase (decrease) in cash                         (59,466)      30,369


   Cash at beginning of year                                78,285       15,474
                                                          --------      -------

   Cash at end of period                                  $ 18,819      $45,843
                                                          ========      =======







 Supplemental Disclosure of Cash Flow Information:

   Cash paid during the year for:


     Interest                                             $ 12,581     $  6,792
     Income taxes                                              120           60







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

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Per Share Data
      --------------

      Net income (loss) per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income (loss) for preferred dividends declared aggregating $1,194,000 and $1,770,000 for the three months ended March 31, 1996 and 1995 respectively. Fully diluted net income (loss) per common shares are not presented because the effect is not material.

3.    Acquisitions
      ------------

      During the three month period ending March 31, 1996, the Company acquired the customer lists and equipment of three unaffiliated fuel oil/propane dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $16.9 million. Sales and net income of the acquired companies are included in the consolidated statement of income from the respective dates of acquisition.

      Had these acquisitions occurred at the beginning of the period, the pro forma unaudited results of operations for the three months ended March 31, 1996 would have been as follows:

                                           (In thousands, Except Per Share)
                                           --------------------------------

        Net sales                               $ 283,035
        Net income before extraordinary loss       46,377
        Net income                                 39,963

        Net income per common share:
             Class A Common Stock               $    1.52
             Class B Common Stock                     -
             Class C Common Stock               $    1.52

                           Petroleum Heat and Power Co., Inc. and Subsidiaries

                                Notes to Consolidated Financial Statements
                                               (Unaudited)



4.    Segment Information
      -------------------

      From December 8, 1994 to December 19, 1995, while Star Gas was a wholly owned subsidiary of Petro, Star Gas operations, assets and liabilities were included in the consolidated financial statements of the Company. Accordingly, for the quarter ended March 31, 1995, the Company's operations were classified into two business segments: Home Heating Oil and Propane. However, as a result of the Star Gas MLP transaction in December 1995 and the corresponding conveyance of the Company's propane operations to Star Gas, for the quarter ended March 31, 1996 the Company had no propane revenue or expenses.



                              Quarter Ended March 31, 1996           Quarter Ended March 31, 1995
                              -----------------------------          -----------------------------

                             Home                                    Home
                            Heating                                 Heating
                              Oil     Propane*  Consolidated          Oil     Propane   Consolidated
                            -------   --------  ------------        -------   -------   ------------
Net Sales                  $279,655      $ -       $279,655        $215,401  $ 38,336     $253,737
Gross Profit                100,838        -        100,838          85,746    20,659      106,405
Operating Expenses           41,908        -         41,908          35,031    10,653       45,684
Depreciation and
  Amortization                7,990        -          7,990           7,780     2,287       10,067
Operating Income             50,940        -         50,940          42,935     7,719       50,654

Assets                      341,100        -        341,100         297,602   147,393      444,995
Capital Expenditures            951        -            951           1,020     1,696        2,716




* For the quarter ended March 31, 1996 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $3.4 million representing the Company's share of income of the Star Gas Partnership.

               Petroleum Heat and Power Co., Inc. and Subsidiaries

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS
                            -------------------------


Overview

   As more fully described in the "Investment In Star Gas" section of the Company's 1995 10-K, in December 1995 Petro transferred all of its propane assets to Star Gas Partners, L.P. and its operating subsidiary, which were then converted to master limited partnership format. As a result of this transaction (the "Star MLP"), the Company received approximately $138 million, in addition to retaining a 46.5% interest in the partnership, and becoming the general partner. Due to the Star MLP, Petro's first quarter 1996 results account for Star's performance on an equity basis and do not consolidate Star's activities with Petro's. In contrast, Petro's first quarter 1995 results include what had historically been the Company's propane operations, including Star Gas, on a consolidated basis. In an effort to make the following discussion more meaningful, the analysis of operating results primarily compares home heating oil results for the two periods.


Three Months Ended March 31, 1996
Compared to Three Months Ended March 31, 1995
- ---------------------------------------------

Volume.  Home heating oil volume increased 20.6% to 232.0 million gallons for
- ------
the three months ended March 31, 1996, as compared to 192.4 million gallons for the three months ended March 31, 1995. This increase was largely due to 14.9% colder weather, as temperatures were slightly colder than normal (3.1%) in early 1996 in contrast to the warm weather experienced during the first quarter of 1995. In addition, the Company has acquired thirteen heating oil companies since the beginning of the first quarter of last year, further contributing to the increase in heating oil volume. Total retail gallons of heating oil and propane increased only 2.8% from the first quarter of 1995 to the first quarter of 1996, as propane volume, which amounted to 33.2 million gallons in the first quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Net sales.  Home heating oil net sales increased 29.8% to $279.7 million for the
- ---------
three months ended March 31, 1996, as compared to $215.4 million for the three months ended March 31, 1995. This growth was due both to increased volume and to higher selling prices associated with a significant rise in wholesale costs. Total sales of heating oil and propane increased only 10.2% from the first quarter of 1995 to the first quarter of 1996, as propane sales, which amounted to $38.3 million in the first quarter of 1995, were eliminated from Petro's 1996 financials as a result of the Star MLP.

Gross profit.  Home heating oil gross profit increased 17.6% to $100.8 million
- ------------
for the three months ended March 31, 1996, as compared to $85.7 million for the three months ended March 31, 1995 due to the increased volume described above. Gross profit did not increase to the same extent as volume due to a) an unexpected 1.3 cent per gallon decline in home heating oil margins, caused by a significant and rapid increase in supply costs, and b) the effect of record winter storms on service expense, which is included in the Company's calculation of gross profit. While in previous years the Company has been able to respond to supply cost increases by increasing selling prices, the sudden spike occurring in the first quarter of 1996 outpaced the Company's ability to raise selling prices in the immediate term. Based on first quarter 1996 volumes, the impact of this unusual margin decline on gross profit is over $3.0 million. In addition, the heavy snow storms of January and February 1996 resulted in an estimated additional $0.5 million increase in service expense. Total heating oil and propane gross profit declined 5.2% from the first quarter of 1995 to the first quarter of 1996, as propane gross profit, which amounted to $20.7 in the first quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Selling, general and administrative expenses (S,G&A).  Home heating oil selling,
- ----------------------------------------------------
general and administrative expenses increased 15.4% to $27.4 million for the three months ended March 31, 1996, as compared to $23.8 million for the three months ended March 31, 1995. This increase was below the increase in volume despite the effect of the winter storms, reflecting lower per gallon costs. It is estimated that the impact of the storms on branch expenses in the first quarter of 1996 was approximately $0.5 million, and that, excluding the effect of the storms, per gallon costs were 6.1% lower than the prior year period. This improvement was due to the Company's efforts to take advantage of operational economies. As an example of these economies, while the Company's customer base increased by 9.0% from the first quarter of 1995 to the first quarter of 1996, S,G&A personnel required to service and maintain this growing customer base increased only 3.2%. Total selling, general and administrative expenses decreased 11.8% from the first quarter of 1995 to the first quarter of 1996, as propane expenses, which amounted to $7.3 million in the first quarter of 1995, were eliminated from Petro's 1996 financials as a result of the Star MLP.

Direct delivery expenses.  Home heating oil direct delivery expenses increased
- ------------------------
28.5% to $14.5 million for the three months ended March 31, 1996, as compared to $11.3 million for the three months ended March 31, 1995. This increase was larger than the comparable gain in volume delivered as a result of the severe winter snow storms in the first quarter of 1996, which impacted delivery productivity and required the Company to pay additional overtime and retain temporary personnel. Excluding the estimated $1.0 million effect of the storms, delivery expenses declined by 3.0% on a per gallon basis as a result of the Company's efforts in 1995 and 1996 to improve delivery efficiency. Total direct delivery expenses decreased 0.8% from the first quarter of 1995 to the first quarter of 1996, as propane delivery expenses, which amounted to $3.3 million in the first quarter of 1995, were not included in Petro's 1996 financials as a result of the Star MLP.

Amortization of customer lists.  Home heating oil amortization of customer lists
- ------------------------------
increased 3.5% to $4.8 million for the three months ended March 31, 1996, as compared to $4.6 million for the three months ended March 31, 1995 as the impact of the Company's recent acquisitions exceeded the effect of certain customer lists becoming fully amortized. Total amortization of customer lists decreased 12.2% from the first quarter of 1995 to the first quarter of 1996, as propane customer list amortization, which amounted to $0.8 million in the first quarter of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.


Depreciation and amortization of plant and equipment.  Home heating oil
- ----------------------------------------------------
depreciation and amortization of plant and equipment increased 18.8% to $1.7 million for the three months ended March 31, 1996, as compared to $1.4 million for the three months ended March 31, 1995 as a result of the Company's recent acquisitions, which outpaced the impact of certain assets becoming fully depreciated. Total depreciation and amortization of plant and equipment decreased 40.9% from the first quarter of 1995 to the first quarter of 1996, as propane-related depreciation, which amounted to $1.4 million in the first quarter of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.

Amortization of deferred charges.  Home heating oil amortization of deferred
- --------------------------------
charges remained virtually unchanged at $1.4 million for the three months ended March 31, 1996. Total amortization of deferred charges decreased from $1.5 million in the first quarter of 1995 to $1.4 million in the first quarter of 1996, as the impact of propane-related amortization of deferred charges, which amounted to $0.1 million of in the first quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Provision for supplemental benefits.  Provision for supplemental benefits
- -----------------------------------
declined to $0.2 million for the three months ended March 31, 1996, as compared to $0.3 million for the three months ended March 31, 1995. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating income.  Home heating oil operating income increased 18.6% to $50.9
- ----------------
million for the three months ended March 31, 1996, as compared to $42.9 million for the three months ended March 31, 1995. This increase was largely a result of higher volume and improved operating costs, and was despite the unusual decline in gross profit margins and the effect of the record storms. Total operating income increased only $0.3 million, however, as the $8.0 million increase in home heating oil operating income was offset by the nonconsolidation of Star which, for the first quarter of 1995, contributed $7.7 million.

Net interest expense.  Net interest expense declined 8.2% to $8.5 million for
- --------------------
the three months ended March 31, 1996, as compared to $9.2 million for the three months ended March 31, 1995. This decline was due to the fact that while total debt outstanding as of March 31, 1996 declined $74.7 million, or 20.2%, versus March 31, 1995, average borrowings over the quarters decreased only $28.5 million due to the fact that a significant portion of the debt repayment occurred during the middle of the first quarter of 1996. This significant reduction in debt occurred largely as a result of the application of proceeds from the Star MLP. In addition to retirement of debt, the Star MLP proceeds were also used to fund acquisitions and provide for the growth in first quarter working capital required by the increase in volume, selling prices and cost of goods.

Other income.  Other income declined from an $0.9 million for the three months
- ------------
ended March 31, 1995 to less than $0.1 million for the three months ended March 31, 1996, reflecting the unusual sale of the Company's non-strategic New Hampshire heating oil operations during the first quarter of 1995.

Equity in earnings of Star Gas Partnership.  Equity in earnings of Star Gas
- ------------------------------------------
Partnership were $3.4 million for the three months ended March 31, 1996. For the three months ended March 31, 1995, Star Gas' results were consolidated with the Company's.

Income before extraordinary items.  Income before extraordinary items increased
- ---------------------------------
8.6% to $45.5 million for the three months ended March 31, 1996, as compared to $41.9 million for the three months ended March 31, 1995 as the $8.0 million increase in heating oil operating income was only slightly offset by the decline of $0.9 million in gain on the sale of heating oil businesses. In contrast, the elimination of Star's operating income, which was $7.7 million in the first quarter of 1995 was only partially recouped through the recorded equity in earnings of Star Gas Corporation of $3.4 million and the $0.8 reduction in interest expense. As noted above, however, this reduction in interest expense did not fully reflect the impact of debt reduction due to the timing of the repayment.

Extraordinary item - loss on early extinguishment of debt.  In February 1996,
- ---------------------------------------------------------
the Company recorded an extraordinary charge of $6.4 million in connection with the retirement of $43.8 million of 12.25% debt due 2005. This amount includes both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt.

Net income.  Net income declined 6.8% to $39.0 million for the three months
- ----------
ended March 31, 1996, as compared to $41.9 million for the three months ended March 31, 1995 as a result of the extraordinary item described above.

EBITDA*.  Home heating oil EBITDA increased 16.2% to $58.9 million for the three
- -------
months ended March 31, 1996, as compared to $50.7 million for the three months ended March 31, 1995. This gain resulted from increased volume and improved operating expense performance, and was despite the impact of the margin decline and the storm related expenses. Total EBITDA decreased 2.9% the first quarter of 1995 to the first quarter of 1996, as the impact of propane EBITDA, which amounted to $10.0 million in the first quarter of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.

NIDA**.  While home heating oil EBITDA increased $8.2 million, NIDA declined
- ------
2.8% due to the nonconsolidation of Star Gas, which contributed $10.0 million of EBITDA in the first quarter of 1995. While proceeds from the Star MLP were used to reduce debt, the resulting impact on interest expense was not fully reflected in the first quarter of 1996 as a result of the timing of the repayment. Furthermore, while Petro will receive distributions from Star reflecting its ownership interest for the first three months of 1996, this distribution will not occur until mid-May, 1996.

__________________________
* EBITDA is defined as operating income before depreciation and amortization, non-cash charges relating to the grant of stock options to executives of the Company, and the amount of non-cash expenses associated with key employees' deferred compensation plans.

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

Liquidity and Financial Condition
- ----------------------------------

In December 1995, the Company received net proceeds from the transfer of its propane assets to the Star Gas Partnership of $134.7 million, $83.7 million from Star Gas Corporation's First Mortgage Notes and $51.0 million from the Star Gas MLP equity offering. Approximately $30.0 million of these funds were used in 1995, $24.0 million to repay long-term debt and $6.0 million reserved to guarantee the Star Gas Partnership's minimum quarterly distribution. In February 1996, $48.6 million of these funds were used to retire $43.8 million of the Company's $125.0 million 12 1/4% Subordinated Debentures due 2005 at an eleven percent premium. Overall, the transaction had the effect of enabling Petro to recoup virtually its entire investment in Star Gas, while allowing Petro to retain operational control as general partner and a continuing equity ownership interest of 46.5%. Furthermore, the net proceeds of $134.7 million allowed Petro to reduce its outstanding debt by approximately $70.0 million by the first quarter of 1996, and provided the Company with a significant amount of additional working capital to fund future expansion.

For 1996, net cash provided by credit facility borrowings of $19.0 million, partially offset by the use of cash for operating activities (resulting from the weather related increase in accounts receivable) of $7.0 million, amounted to $12.0 million. These funds were utilized in investing activities for acquisitions and purchase of fixed assets of $18.4 million; and in financing activities to pay dividends of $5.0 million, to repay notes payable of $2.1 million, and to repurchase subordinated notes of $48.6 million (as described in the preceding paragraph). These financing activities were partially offset by cash provided by financing activities of $2.6 million, which includes $0.4 million of dividend reinvestment proceeds. As a result of the above activities, the Company's cash balance decreased by $59.5 million to $18.8 million at March 31, 1996.

The Company currently has available a $60.0 million working capital revolving credit facility. At March 31, 1996, $19.0 million was outstanding under this credit facility, and the Company had $87.8 million of working capital.

For the remainder of 1996, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $11.5 million, redeeming $4.2 million of Redeemable Preferred Stock, and paying $1.2 million in preferred stock dividends. Based on the Company's current cash and working capital position, and bank credit facility, the Company expects to be able to meet all of the above mentioned obligations, as well as meet all of its other current obligations as they become due.

Restructuring Charges
- ---------------------

Under the guidance of the Chief Operating Officer and a leading consulting firm, a major strategic study aimed at improving the Company's organizational and marketing effectiveness and financial performance was completed in late 1995. The study provided management with certain recommendations regarding improvements in structure, training and technology. The Company is utilizing the relatively less operationally demanding non-heating season period from April to September to begin implementation of the study's recommendations.

As part of the implementation program, Petro began undertaking certain business improvement strategies in its Long Island, New York region. These steps include the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center will consolidate accounting, credit, customer service and sales functions into a single, new facility in central Long Island. All external communications and marketing previously undertaken in the five branches will be centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories. The preliminary stage of this plan is expected to be implemented in the third quarter of 1996.

In April 1996, after finalizing all aspects of this plan the Company formally announced to the employees its intention to restructure certain aspects of its Long Island, New York operations. It is anticipated that the restructuring costs will include termination benefit arrangements with employees, continuing lease obligations for unused facilities, and certain other restructuring expenses currently estimated to be between $1.5 million and $2.0 million in total. Now that all aspects of the plan have been formalized and communicated to the employees, and the costs associated with the plan can be reasonably estimated, the Company will reflect these expenses in April 1996's results.

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

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




Signature          Title                               Date
- ---------          -----                               ----



Irik P. Sevin      President, Chairman of the          May 9, 1996
- -------------
Irik P. Sevin      Board, Chief Executive Officer,
                   and Chief Financial and
                   Accounting Officer and Director