Form 10-Q
period 1996-06-30
PETROLEUM HEAT & POWER CO INC
filed 1996-08-08
CIK 736768

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from________________to____________________

Commission File Number: 2-88526
                        -------
                        PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                  06-1183025
- ----------------------------------------   -----------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

2187 Atlantic Street, Stamford, CT         06902
- ----------------------------------------   -----------------------------
(Address of principal executive Offices)   (Zip Code)

   Registrant's telephone number, including area code:  (203) 325-5400
                                                        --------------

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes  X   No
                                               -      -


As of June 30, 1996 there were 22,932,763 shares of the Registrant's Class A Common Stock, 12,548 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX TO Form 10-Q



                                                                     Page
                                                                     ----

         PART 1       FINANCIAL INFORMATION:


         Item 1 - Financial Statements

              Consolidated Balance Sheets
              June 30, 1996 and December 31, 1995                        3

              Consolidated Statements of Operations for the
              Three Months Ended
              June 30, 1996 and June 30, 1995
              and the Six Months Ended
              June 30, 1996 and June 30, 1995                            4

              Consolidated Statement of Changes in Stockholders'
              Equity (Deficiency) for the Six Months Ended
              June 30, 1996                                              5

              Consolidated Statements of Cash Flows for the
              Six Months Ended
              June 30, 1996 and June 30, 1995                        6 - 7

              Notes to Condensed Consolidated Financial Statements  8 - 10


         Item 2 - Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations 11 - 18



         PART 2       OTHER INFORMATION:

         Item 4      -   Submission of Matters to a Vote of
                           Security Holders                             19

         Item 6      -   Exhibits and reports on Form 8-K               19

         Signature                                                      20

                 PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

(In thousands, except per share data)

                                                                      JUNE 30,           DECEMBER 31,
ASSETS                                                                  1996                 1995
                                                                      ----------            -------
Current assets:
  Cash and cash equivalents                                           $   24,404          $  78,285
  Restricted cash                                                          4,500              6,000
  Accounts receivable (net of allowance of $1,877 and $969)               87,205             95,361
  Inventories                                                             11,530             20,413
  Prepaid expenses                                                         6,017              6,115
  Notes receivable and other current assets                                1,763              1,617
                                                                      ----------          ---------
     Total current assets                                                135,419            207,791
                                                                      ----------          ---------

Property, plant and equipment - net                                       30,194             30,263
                                                                      ----------          ---------

Intangible assets (net of accumulated amortization
 of $276,673 and $264,456)
   Customer lists                                                         82,615             76,419
   Deferred charges and pension costs                                     25,328             27,296
                                                                      ----------          ---------
                                                                         107,943            103,715
                                                                      ----------          ---------

Investment in and advances to the Star Gas Partnership                    11,884             14,648
                                                                      ----------          ---------
Other assets                                                                 772                824
                                                                      ----------          ---------

                                                                      $  286,212          $ 357,241
                                                                      ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current debt                                                        $    3,136          $  47,001
  Current maturities of cumulative redeemable
    exchangeable preferred stock                                           4,167              4,167
  Accounts payable                                                         8,645             22,824
  Customer credit balances                                                 9,635             19,610
  Unearned service contract revenue                                       13,121             15,535
  Accrued expenses and other liabilities                                  30,126             33,246
                                                                      ----------          ---------
     Total current liabilities                                            68,830            142,383
                                                                      ----------          ---------

Supplemental benefits and other liabilities                                1,703              1,658
                                                                      ----------          ---------
Pension plan obligation                                                    7,161              7,174
                                                                      ----------          ---------
Notes payable and other long-term debt                                    17,274             17,779
                                                                      ----------          ---------
Senior notes payable                                                      34,150             35,200
                                                                      ----------          ---------
Subordinated notes payable                                               240,400            241,450
                                                                      ----------          ---------

Cumulative redeemable exchangeable preferred stock                        12,500             12,500
                                                                      ----------          ---------

Common stock redeemable at option of stockholder                           1,280              1,280
                                                                      ----------          ---------
Note receivable from stockholder                                          (1,280)            (1,280)
                                                                      ----------          ---------

Stockholders' equity (deficiency):

Class A common stock-par value $.10 per share; 40,000 shares
 authorized, 22,771 and 22,653 shares outstanding                          2,277              2,266
Class B common stock-par value $.10 per share; 6,500 shares
 authorized, 13 and 14 shares outstanding                                      1                  1
Class C common stock-par value $.10 per share; 5,000 shares
 authorized, 2,558 shares outstanding                                        256                256

Additional paid-in capital                                                77,456             76,418
Deficit                                                                 (170,924)          (174,972)
Minimum pension liability adjustment                                      (4,872)            (4,872)
                                                                      ----------          ---------
     Total stockholders' equity (deficiency)                             (95,806)          (100,903)
                                                                      ----------          ---------

                                                                      $  286,212          $ 357,241
                                                                      ==========          =========

See accompanying notes to consolidated financial statements.

                 PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


    (In thousands, except per share data)                                 THREE MONTHS                       SIX MONTHS
                                                                        ENDED JUNE 30,                    ENDED JUNE 30,
                                                                 ---------------------------         ------------------------
                                                                    1996              1995              1996             1995
                                                                 ----------        ---------         ----------        ------
   Net sales                                                     $  91,345         $ 87,639           $371,000         $341,376
   Cost of sales                                                    69,393           61,242            248,210          208,574
                                                                 ---------         --------          ---------         --------
      GROSS PROFIT                                                  21,952           26,397            122,790          132,802

   Selling, general and administrative expenses                     24,532           30,072             51,954           62,077
   Direct delivery expense                                           5,663            6,492             20,149           20,171
   Restructuring charges                                             1,150              -                1,150              -
   Corporate identity expenses                                         792              -                  792              -
   Amortization of customer lists                                    4,740            5,244              9,529           10,696
   Depreciation of plant and equipment                               1,732            2,919              3,389            5,722
   Amortization of deferred charges                                  1,336            1,551              2,688            3,028
   Provision for supplemental benefits                                 245              336                437              671
                                                                 ---------         --------          ---------         --------
      OPERATING INCOME (LOSS)                                      (18,238)         (20,217)            32,702           30,437

   Other income (expense):
     Interest expense                                               (8,453)         (10,356)           (17,567)         (20,116)
     Interest income                                                   620              884              1,249            1,406
     Other                                                           1,812             (135)             1,847              723
                                                                 ---------         --------          ---------         --------
      Income (loss) before income taxes,
       equity interest and extraordinary item                      (24,259)         (29,824)            18,231           12,450

   Income taxes (benefit)                                              -                (25)               400              375
                                                                 ----------        --------          ---------         --------
      Income (loss) before equity interest
       and extraordinary item                                      (24,259)         (29,799)            17,831           12,075

   Share of income(loss) of Star Gas Partnership                    (1,893)             -                1,472              -
                                                                 ---------         ---------         ---------         ------
      Income (loss) before extraordinary item                      (26,152)         (29,799)            19,303           12,075

   Extraordinary item-loss on early
     extinguishment of debt                                            -             (1,436)            (6,414)          (1,436)
                                                                 ----------        --------          ---------         --------

      NET INCOME (LOSS)                                          $ (26,152)        $(31,235)         $  12,889         $ 10,639
                                                                 =========         ========          =========         ========

   Net (loss) income applicable to common stock                  $ (26,152)        $(31,235)         $  11,695         $  8,869

   Income (loss) before extraordinary item per common share:
      Class A Common Stock                                       $   (1.02)        $  (1.17)         $    .71          $    .41
      Class B Common Stock                                             -                 -                 -                 -
      Class C Common Stock                                           (1.02)           (1.17)              .71               .41
   Extraordinary (loss) per common share:
      Class A Common Stock                                       $     -           $   (.06)         $   (.25)         $   (.06)
      Class B Common Stock                                             -                 -                 -                 -
      Class C Common Stock                                             -               (.06)             (.25)             (.06)
   Net income (loss) per common share:
      Class A Common Stock                                       $   (1.02)        $  (1.23)         $    .46          $    .35
      Class B Common Stock                                             -                 -                 -                 -
      Class C Common Stock                                           (1.02)           (1.23)              .46               .35
   Cash dividends declared per common share:
      Class A Common Stock                                       $     .15         $    .15          $    .30          $    .30
      Class B Common Stock                                             -                 -                 -                 -
      Class C Common Stock                                             .15              .15               .30               .30
   Weighted average number of common shares outstanding:
      Class A Common Stock                                          22,933           22,855            22,897            22,556
      Class B Common Stock                                              13               15                13                16
      Class C Common Stock                                           2,598            2,598             2,598             2,598


     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)


                         SIX MONTHS ENDED JUNE 30, 1996

(In thousands)



                                                  COMMON STOCK
                                 ----------------------------------------------
                                        CLASS A          CLASS B       CLASS C                              MINIMUM
                                 ----------------------------------------------    ADDITIONAL               PENSION
                                 NO. OF           NO. OF         NO. OF            PAID-IN                  LIABILITY
                                 SHARES   AMOUNT  SHARES AMOUNT  SHARES   AMOUNT   CAPITAL   DEFICIT       ADJUSTMENT     tOTAL
                                 ------   ------  ------ ------  ------   ------   -------   -------       ----------     -----

Balance at December 31, 1995     22,653    $2,266   14     $1     2,558     $256    $76,418    ($174,972)    ($4,872)   ($100,903)

Net income                                                                                        12,889                   12,889

Cash dividends declared
 and paid                                                                                         (5,012)                  (5,012)

Cash dividends payable                                                                            (3,829)                  (3,829)

Repurchase of Class B
 Common Stock                                      (1)    (-)                           (24)                                  (24)

Class A shares issued under the
 Dividend Reinvestment Plan         118        11                                       821                                   832

Stock option compensation                                                               241                                   241
                                -------   -------  --     --     ------    -----   --------   -----------   ---------    ---------
Balance at June 30, 1996         22,771    $2,277  13     $1      2,558     $256    $77,456    ($170,924)    ($4,872)    ($95,806)
                                =======   =======  ==     ==     ======    =====   ========   ===========   =========    =========






See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                           Six Months Ended
(In thousands)                                                 June 30,
                                                           -----------------
                                                           1996         1995
                                                           ----        -----

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

 Net income                                                $ 12,889   $ 10,639
  Adjustments to reconcile net income to
   net cash provided by (used in) operating activities:
    Amortization of customer lists                            9,529     10,696
    Depreciation of plant and equipment                       3,389      5,722
    Amortization of deferred charges                          2,688      3,028
    Share of income of Star Gas Partnership                 (1,472)          -
    Provision for losses on accounts receivable                 865        738
    Provision for supplemental benefits                         437        671
    Loss on early extinguishment of debt                      6,414      1,436
    Gain on sale of business                                 (1,801)      (788)
    Other                                                       (59)        52

    Change in operating assets and  liabilities,
     net of effects of acquisitions and dispositions:
      Decrease in accounts receivable                         7,291     25,905
      Decrease in inventory                                   8,883      2,839
      Increase in other current assets                          (48)    (1,330)
      Decrease (increase) in other assets                        52       (523)
      Decrease in accounts payable                          (14,179)   (11,997)
      Decrease in customer credit balances                   (9,975)    (7,329)
      Decrease in unearned service contract revenue          (2,414)    (1,508)
      Decrease in accrued expenses                           (3,113)    (2,150)
                                                           ---------    --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                   19,376     36,101
                                                           ---------    --------


CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Acquisitions                                             (20,376)   (12,893)
   Capital expenditures                                      (3,325)    (4,960)
   Proceeds from sale of business                             4,073      1,477
   Net proceeds from sales of fixed assets                      365        298
   Minimum quarterly distributions from Star Gas Partnership  1,559          -
                                                             -------    ------

 NET CASH USED IN INVESTING ACTIVITIES                      (17,704)   (16,078)
                                                             -------    -------



            See accompanying  notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Six Months Ended
(In thousands)                                                 June 30,
                                                      -------------------------
                                                         1996           1995
                                                         ----           ----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock              832          18,516
  Net proceeds from issuance of subordinated notes          -         120,350
  Repayment of notes payable                           (1,050)        (80,270)
  Redemption of preferred stock                             -         (19,966)
  Repurchase of common stock                              (24)        (13,689)
  Repurchase of subordinated notes                    (49,612)              -
  Credit facility borrowings                           29,000               -
  Credit facility repayments                          (29,000)         (5,100)
  Decrease in restricted cash                           1,500               -
  Cash dividends paid                                  (8,834)         (9,071)
  Other                                                 1,635          (1,115)
                                                      --------        --------

   NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                             (55,553)          9,655
                                                     --------        --------

  NET INCREASE (DECREASE) IN CASH                     (53,881)         29,678

  CASH AT BEGINNING OF YEAR                            78,285          15,474
                                                     --------        --------

  CASH AT END OF PERIOD                              $ 24,404        $ 45,152
                                                     ========        ========






SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for:
    Interest                                         $ 19,901         $14,601
    Income taxes                                          159             219




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

   The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. Per Share Data

   Net income (loss) per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income (loss) for preferred dividends declared aggregating $1,194,000 and $1,770,000 for the six months ended June 30, 1996 and 1995 respectively. Fully diluted net income (loss) per common shares are not presented because the effect is not material.

3. Acquisitions / Sale

   During the six month period ending June 30, 1996, the Company acquired the customer lists and equipment of four unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $19.5 million. Sales and net income of the acquired companies are included in the consolidated statement of income from the respective dates of acquisition.

   In June 1996, the Company sold its Springfield Massachusetts operations to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $4.1 million and realized a gain on this transaction of approximately $1.8 million.

   Had these acquisitions and disposal occurred at the beginning of the period, the pro forma unaudited results of operations for the six months ended June 30, 1996 would have been as follows:

                                     (In thousands, Except Per Share)
                                     --------------------------------
    Net sales                                   $ 370,592
    Net income before extraordinary loss           18,608
    Net income                                     12,194

    Net income per common share:
          Class A Common Stock                  $    0.43
          Class B Common Stock                        -
          Class C Common Stock                  $    0.43

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. Segment Information

   From December 8, 1994 to December 19, 1995 the operations, assets and liabilities of Star Gas Corporation ("Star Gas"), a wholly owned subsidiary, were included in the consolidated financial statements of the Company. Accordingly, for the six months ended June 30, 1995, the Company's operations were classified into two business segments: Home Heating Oil and Propane. However, as a result of the Star Gas Master Limited Partnership transaction in December 1995 involving the conveyance of the Company's propane operations to Star Gas Propane, L.P., a minority owned entity, for the six and three months ended June 30, 1996 the Company had no propane revenues or expenses.



                                            Six Months Ended June 30, 1996                     Six Months Ended June 30, 1995

                                        Home                                              Home
                                       Heating                                           Heating
                                         Oil     Propane*        Consolidated              Oil          Propane       Consolidated
                                       --------  -------         ------------           --------       --------       ------------
     Net Sales                         $371,000     $ -             $371,000            $286,328        $55,048           $341,376
     Gross Profit                       122,790       -              122,790             103,033         29,769            132,802
     Operating Expenses                  74,045       -               74,045              62,102         20,146             82,248
     Depreciation and
       Amortization                      16,043       -               16,043              15,491          4,626             20,117
   Operating Income                      32,702       -               32,702              25,440          4,997             30,437

     Assets                             286,212       -              286,212             253,472        148,089            401,561
     Capital Expenditures                 3,325       -                3,325               1,508          3,452              4,960



* For the six months ended June 30, 1996 the Propane operations had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $1.5 million representing the Company's share of income of the Star Gas Partners, L.P., the parent partnership of Star Gas Propane, L.P.



                                           Three Months Ended June 30, 1996                   Three Months Ended June 30, 1995
                                       ---------------------------------------          ------------------------------------------

                                         Home                                             Home
                                        Heating                                          Heating
                                          Oil     Propane**       Consolidated            Oil           Propane       Consolidated
                                       --------   ---------       ------------          --------       --------       ------------
     Net Sales                         $ 91,345     $ -             $ 91,345            $ 70,927       $ 16,712           $ 87,639
     Gross Profit                        21,952       -               21,952              17,287          9,110             26,397
     Operating Expenses                  32,137       -               32,137              27,071          9,493             36,564
     Depreciation and
       Amortization                       8,053       -                8,053               7,711          2,339             10,050
   Operating Loss                       (18,238)      -              (18,238)            (17,495)        (2,722)           (20,217)





** For the three months ended June 30, 1996 the Propane operations had equity loss, which is presented in the Statement of Operations as non-operating loss, of approximately $1.9 million representing the Company's share of loss of the Star Gas partnership.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. Restructuring Charges

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

   As part of the implementation program, Petro began undertaking certain business improvement strategies in its Long Island, New York region. These steps include the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center has accounting, credit, customer service and sales functions consolidated into a single, new facility in central Long Island. All external communications and marketing previously undertaken in the five branches will be centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories.

   In April 1996, after finalizing all aspects of this plan the Company formally announced to the employees its intention to restructure certain aspects of its Long Island, New York operations and recorded a restructuring charge of $1.2 million in the second quarter of 1996. These charges included accruals and actual cash expenditures of $0.5 million for severance and outplacement of employees displaced by the plan, $0.6 million for lease payments remaining on non-cancelable non-strategic facilities, and $0.1 million for the write-off and disposal of certain equipment not compatible with equipment in the new region, along with other expenses directly related to the restructuring plan.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS


OVERVIEW

In analyzing Petro's results for the six-month and three-month periods ended June 30, 1996, one should consider a variety of factors that are unique to the Company and its industry. This section highlights two of these factors: the Company's recent history with Star Gas and the seasonal nature of the demand for residential heating.

Firstly, and as more fully described in the "Investment In Star Gas" section of the Company's 1995 10-K, in December 1995 Petro transferred all of its propane assets to Star Gas Propane, L.P. an operating subsidiary of Star Gas Partners, L.P., which was then converted to a master limited partnership (the "Star MLP"). As a result of this transaction, Petro's six months and second quarter 1996 results account for Star's performance on an equity basis. In contrast, Petro's six months and second quarter 1995 results include what had historically been the Company's propane operations, including Star Gas, on a consolidated basis. In an effort to make the following discussion more meaningful, the analysis of operating results primarily compares Petro's core business home heating oil results for the two periods.

Secondly, the seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. Unlike this pattern of distribution, however, many of the Company's costs are incurred evenly throughout the year, resulting in non-heating season operating and net losses.

SIX MONTHS ENDED JUNE 30, 1996
COMPARED TO SIX MONTHS ENDED JUNE 30, 1995
- ------------------------------------------

Volume. Home heating oil volume increased 20.3% to 294.3 million gallons for the
- ------
six months ended June 30, 1996, as compared to 244.7 million gallons for the six months ended June 30, 1995. This increase was largely due to 13.2% colder weather, as temperatures were slightly colder than normal (4.1%) in the first six months of 1996, in contrast to the warm weather experienced during the first half of 1995. Volume was also impacted by the gallonage associated with the Company's fourteen heating oil acquisitions since the beginning of the first quarter of last year. Total retail gallons of heating oil and propane increased only 1.4% from the first six months of 1995 to the first six months of 1996, as propane volume, which amounted to 45.6 million gallons in the first six months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Net sales. Home heating oil net sales increased 29.6% to $371.0 million for the
- ---------
six months ended June 30, 1996, as compared to $286.3 million for the six months ended June 30, 1995. This growth was due both to increased volume and to higher selling prices associated with a significant rise in wholesale costs. Total sales of heating oil and propane combined increased only 8.7% from the first six months of 1995 to the first six months of 1996, as propane sales, which amounted to $55.0 million in the first six months of 1995, were excluded from Petro's 1996 financials as a result of the Star MLP.

Gross profit. Home heating oil gross profit increased 19.2% to $122.8 million
- ------------
for the six months ended June 30, 1996, as compared to $103.0 million for the six months ended June 30, 1995 due to the increased volume described above. Gross profit did not increase to the same extent as volume due to a) an unusual decline in first quarter home heating oil margins, caused by a significant and rapid increase in supply costs during the cold first quarter of 1996, and b) the effect of record winter storms in January and February of 1996 on net service expense, which is included in the Company's calculation of gross profit. While in previous years the Company has been able to respond to supply cost increases by increasing selling prices, the sudden spike occurring in the first quarter of 1996 outpaced the Company's ability to maintain and increase its margins. Significantly, margins in the second quarter of 1996 were 1.3 cents higher than in the second quarter of 1995. Total heating oil and propane gross profit declined 7.5% from the first six months of 1995 to the first six months of 1996, as propane gross profit, which amounted to $29.8 million in the first six months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Selling, general and administrative expenses: Home heating oil selling, general
- --------------------------------------------
and administrative expenses increased 12.6% to $52.0 million for the six months ended June 30, 1996, as compared to $46.1 million for the six months ended June 30, 1995. This increase was below the increase in volume despite the impact of inflation and the effect of heavy winter storms in January and February 1996, reflecting 6.3% lower per gallon costs. It is estimated that the impact of the storms on branch expenses in the first six months of 1996 was approximately $0.5 million, and that, excluding the effect of the storms, per gallon costs during the first six months of 1996 were 7.2% lower than the prior year period. This improvement was due to the Company's efforts to take advantage of operational economies in all major expense categories. Total selling, general and administrative expenses decreased 16.3% from the first six months of 1995 to the first six months of 1996, as propane expenses, which amounted to $15.9 million in the first six months of 1995, were excluded from Petro's 1996 financials as a result of the Star MLP.

Direct delivery expenses. Home heating oil direct delivery expenses increased
- ------------------------
26.2% to $20.1 million for the six months ended June 30, 1996, as compared to $16.0 million for the six months ended June 30, 1995. In addition to the growth in volume delivered, this increase was also as a result of the severe winter storms, which impacted delivery productivity and required the Company to pay additional overtime and retain temporary personnel. Excluding the estimated $1.0 million effect of the storms, delivery expenses remained constant on a per gallon basis despite inflation. Total direct delivery expenses decreased 0.1% from the first six months of 1995 to the first six months of 1996, as propane delivery expenses, which amounted to $4.2 million in the first six months of 1995, and which were not included in Petro's 1996 financials as a result of the Star MLP, were offset by the increase in heating oil delivery expenses.

Restructuring charges. Restructuring charges for the six months ended June 30,
- ---------------------
1996 were $1.2 million. These charges represent costs associated with the Company's regionalization and consolidation of its five operationally independent Long Island branches into one regional customer service center and three strategically located vehicle depots. This restructuring, announced April 1, 1996, represents the implementation of a study of the Company's operational effectiveness conducted by a nationally recognized consulting firm and senior Company management in 1995.

Corporate identity expenses. Corporate identity expenses for the six months
- ---------------------------
ended June 30, 1996 were $0.8 million. These expenses represent costs associated with the company's brand identity program in Long Island, wherein the Company plans to use its size to build significant brand equity by marketing its services throughout the region under one brand name rather than the twelve currently in use. These expenses are expected to approximate a total of $2.3 million over the course of fiscal year 1996.

Amortization of customer lists. Home heating oil amortization of customer lists
- ------------------------------
increased 2.7% to $9.5 million for the six months ended June 30, 1996, as compared to $9.3 million for the six months ended June 30, 1995 due to the Company's recent acquisitions, which were partially offset by the impact of certain customer lists becoming fully amortized. Total amortization of customer lists decreased 10.9% from the first six months of 1995 to the first six months of 1996, as propane customer list amortization, which amounted to $1.4 million in the first six months of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.

Depreciation and amortization of plant and equipment. Home heating oil
- ----------------------------------------------------
depreciation and amortization of plant and equipment increased 20.1% to $3.4 million for the six months ended June 30, 1996, as compared to $2.8 million for the six months ended June 30, 1995 as a result of the Company's recent fixed asset additions, which outpaced the impact of certain assets becoming fully depreciated. Total depreciation and amortization of plant and equipment decreased 40.8% from the first six months of 1995 to the first six months of 1996, as propane-related depreciation, which amounted to $2.9 million in the first six months of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.

Amortization of deferred charges. Home heating oil amortization of deferred
- --------------------------------
charges remained virtually unchanged at $2.7 million for the six months ended June 30, 1996. Total amortization of deferred charges decreased from $3.0 million for the first six months of 1995 to $2.7 million for the first six months of 1996, as the impact of propane-related amortization of deferred charges, which amounted to $0.3 million in the first six months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Provision for supplemental benefits. Provision for supplemental benefits
- -----------------------------------
declined to $0.4 million for the six months ended June 30, 1996, as compared to $0.7 million for the six months ended June 30, 1995. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating income. Home heating oil operating income increased 28.5% to $32.7
- ----------------
million for the six months ended June 30, 1996, as compared to $25.4 million for the six months ended June 30, 1995. This increase was largely a result of higher volume and improved per gallon operating costs, which offset the effect of the record storms and the restructuring and corporate identity charges. Total operating income also increased 7.4%, despite the non-consolidation of Star which, for the first six months of 1995, contributed $5.0 million.

Net interest expense. Net interest expense declined 12.8% to $16.3 million for
- --------------------
the six months ended June 30, 1996, as compared to $18.7 million for the six months ended June 30, 1995. This decrease was due to the decline in average borrowings over the periods resulting from the application of proceeds from the Star MLP to debt repayment. Due to the fact that a significant portion of this debt repayment occurred during the middle of the first quarter of 1996, however, the impact of this repayment is not fully reflected, as interest expense was not reduced for the entire six month period.

Other income. Other income increased from $0.7 million for the six months ended
- ------------
June 30, 1995 to $1.8 million for the six months ended June 30, 1996. The 1995 amount reflected the sale of the Company's New Hampshire heating oil operations during the first quarter of 1995, and the 1996 amount reflects the sale of the Company's Springfield, Massachusetts heating oil operations during the second quarter of 1996, both of which were sub-performing, and for which the Company received a premium value.

Equity in earnings of Star Gas Partnership. Equity in earnings of Star Gas
- ------------------------------------------
Partnership were $1.5 million for the six months ended June 30, 1996. For the six months ended June 30, 1995, Star Gas' results were consolidated with the Company's. In May of 1996, the Company received a $1.6 million dividend from Star Gas on its subordinate and general partnership interest for the period of December 20, 1995 to March 31, 1996.

Income before extraordinary items. Income before extraordinary items increased
- ---------------------------------
59.9% to $19.3 million for the six months ended June 30, 1996, as compared to $12.1 million for the six months ended June 30, 1995 due to the $7.3 million increase in heating oil operating income and the $1.1 million increase in other income. Partially offsetting these gains was the elimination of Star's $5.0 million of operating income in the first six months of 1995; this reduction was largely recouped, however, through the recorded equity in earnings of Star Gas Corporation of $1.5 million and the $2.4 reduction in interest expense.

Extraordinary item - loss on early extinguishment of debt. In February 1996, the
- ---------------------------------------------------------
Company recorded an extraordinary charge of $6.4 million in connection with the retirement of $43.8 million of 12.25% debt due 2005. This amount includes both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt. The retirement occurred at an approximate yield to maturity of 10.4% for the Company.

Net income. Net income increased 21.1% to $12.9 million for the six months ended
- ----------
June 30, 1996, as compared to $10.6 million for the six months ended June 30, 1995. This increase was despite the extraordinary item described above, and was due to improvements in core business heating oil operating income, net interest expense and other income.

EBITDA*. Home heating oil EBITDA increased 19.1% to $48.7 million for the six
- -------
months ended June 30, 1996, as compared to $40.9 million for the six months ended June 30, 1995. This gain resulted from increased volume and improved per gallon operating expense performance, and was despite the impact of the restructuring and corporate identity costs. Excluding these one-time costs, heating oil EBITDA increased 23.8% to $50.7 million. Total EBITDA decreased 3.6% from the first six months of 1995 to the first six months of 1996, as the impact of propane EBITDA, which amounted to $9.6 million in the first six months of 1995, was excluded from Petro's 1996 financials as a result of the Star MLP.

NIDA**. NIDA increased 12.6% to $34.2 million for the six months ended June 30,
- ------
1996, as compared to $30.4 million for the six months ended June 30, 1995. Excluding the one-time restructuring and corporate identity costs, NIDA increased 24.8% to $36.2 million. Despite the non-consolidation of Star Gas, which contributed $9.6 million of EBITDA in the first six months of 1995, the Company was able to achieve this increase due both to the volume and operating expense related growth in heating oil EBITDA and to the improvement in net interest expense and other income.

- --------------------------
* EBITDA is defined as operating income before depreciation and amortization, non-cash charges relating to the grant of stock options to executives of the Company, and the amount of non-cash expenses associated with key employees' deferred compensation plans.

** NIDA is the Company's measure of cash flow and is defined as net income
(loss) before extraordinary items, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, except to the extent of any cash dividends received by the Company.

THREE MONTHS ENDING JUNE 30, 1996
COMPARED TO THREE MONTHS ENDING JUNE 30, 1995
- ---------------------------------------------

Volume: Retail home heating oil volume increased 19.2% to 62.3 million gallons
- ------
for the three months ended June 30, 1996, as compared to 52.2 million gallons for the three months ended June 30, 1995. This increase was largely due to the Company's acquisition of fourteen heating oil companies since the first quarter of last year. In addition, second quarter 1996 weather was 6.5% colder than in the second quarter of 1995, although it is difficult to analyze the impact of such variations in degree days during the non-heating season. Total retail gallons of heating oil and propane decreased 3.5% from the second quarter of 1995 to the second quarter of 1996, as propane volume, which amounted to 12.3 million gallons in the second quarter of 1995 was not included in Petro's 1996 financials as a result of the Star MLP.

Net Sales: Home heating oil net sales increased 28.8% to $91.3 million for the
- ---------
three months ended June 30, 1996, as compared to $70.9 million for the three months ended June 30, 1995. This increase was due to increased volume and to higher selling prices driven by the increased cost of supply. Total sales of heating oil and propane increased only 4.2% from the second quarter of 1995 to the second quarter of 1996, as propane sales, which amounted to $16.7 in the first quarter of 1995, were not included in Petro's 1996 financials as a result of the Star MLP.

Gross Profit: Home heating oil gross profit increased 27.0% to $22.0 million for
- ------------
the three months ended June 30, 1996, as compared to $17.3 million for the three months ended June 30, 1995. This improvement in gross profit resulted from the increase in volume, as well as from a 1.3 cent increase in home heating oil gross profit margins over the prior year period. The increase in margin reflects the Company's ability to adjust its selling prices in response to higher per gallon costs without incurring margin erosion. Total heating oil and propane gross profit declined 16.8% from the second quarter of 1995 to the second quarter of 1996, as propane gross profit, which amounted to $9.1 million in the second quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Selling, General and Administrative Expenses: Home heating oil selling, general,
- --------------------------------------------
and administrative expenses increased 9.6% to $24.5 million for the three months ended June 30, 1996, as compared to $22.4 million for the three months ended June 30, 1995. On a per gallon basis, these costs declined by 8.0%, reflecting the Company's ability to control operating costs despite a large increase in volume and despite inflationary pressures. Total selling, general and administrative expenses declined 18.4% from the second quarter of 1995 to the second quarter of 1996, as propane expenses, which amounted to $7.7 million in the second quarter 1995, were excluded from Petro's 1996 financials as a result of the Star MLP.

Direct Delivery: Home heating oil direct delivery expenses increased 20.6% to
- ---------------
$5.7 million for the three months ended June 30, 1996, as compared to $4.7 for the three months ended June 30, 1995. This increase is directly related to the increase in volume over the two periods. Total direct delivery expenses declined 12.8% from the second quarter of 1995 to the second quarter of 1996, as propane delivery expenses, which amounted to $1.8 million in the second quarter of 1995, were not included in Petro's 1996 financials as a result of the Star MLP.

Amortization of Customer Lists: Home heating oil amortization of customer lists
- ------------------------------
remained relatively unchanged at $4.7 million for the three months ended June 30, 1996, as the impact of the Company's recent acquisitions offset the effect of certain customer lists becoming fully amortized. Total amortization of customer lists decreased 9.6% from the second quarter of 1995 to the second quarter of 1996, as propane customer list amortization, which amounted to $0.6 million in the second quarter of 1995, was excluded from Petro's 1996 financials as a result of the Star MLP.

Depreciation and Amortization of Plant and Equipment: Home heating oil
- ----------------------------------------------------
depreciation and amortization of plant and equipment increased 21.5% to $1.7 million for the three months ended June 30, 1996, as compared to $1.4 million for the three months ended June 30, 1995 as a result of the Company's recent acquisitions, which outpaced the impact of certain assets becoming fully depreciated. Total depreciation and amortization of plant and equipment decreased 40.7% from the second quarter of 1995 to the second quarter of 1996, as propane-related depreciation, which amounted to $1.5 million in the second quarter of 1995, was excluded from Petro's 1996 financials as a result of the Star MLP.

Amortization of Deferred Charges: Home heating oil amortization of deferred
- --------------------------------
charges remained virtually unchanged at $1.3 million for the three months ended June 30, 1996. Total amortization of deferred charges decreased from $1.6 million in the second quarter of 1995 to $1.3 million in the second quarter of 1996, as the impact of propane-related amortization of deferred charges , which amounted to $0.3 million in the second quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Provision for Supplemental Benefits: Provision for supplemental benefits
- -----------------------------------
declined to $0.2 million for the three months ended June 30, 1996, as compared to $0.3 million for the three months ended June 30, 1995. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating Loss: Home heating oil operating loss increased 4.2% to $18.2 million
- --------------
for the three months ended June 30, 1996, as compared to $17.5 million for the three months ended June 30, 1995. This increase was due to $1.9 million of restructuring and corporate identity costs associated with the reorganization of the Long Island region, which was announced April 1, 1996. Excluding these charges, operating loss would have decreased 6.9% to $16.3 million, due primarily to increased volume, higher gross profit margins and lower per gallon operating costs. Total operating income increased by 9.8% as the impact of propane operating loss, which amounted to $2.7 million in the second quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Net Interest Expense: Net interest expense declined 17.3% to $7.8 million for
- --------------------
the three months ended June 30, 1996, as compared to $9.5 million for the three months ended June 30,1995. This decline was primarily due to a reduction in average debt outstanding of $64.1 million, or 17.6% over the two periods. This reduction in debt occurred largely as a result of the application of proceeds from the Star MLP to debt repayment.

Other Income: Other income increased to $1.8 million for the three months ended
- ------------
June 30, 1996, as compared to other loss of $0.1 million for the three months ended June 30, 1995, reflecting the sale of the Company's underperforming Springfield, Massachusetts operations during the second quarter of 1996.

Equity in Loss of Star Gas Partnership: Equity in loss of Star Gas Partnership
- --------------------------------------
was $1.9 million for the three months ended June 30, 1996. Star Gas' results were consolidated --------------------------------------- with the Company's for the three months ended June 30, 1995.

Income (Loss) Before Extraordinary Items: Income (loss) before extraordinary
- ----------------------------------------
items improved 12.2% to a loss of $26.2 million for the three months ended June 30, 1996, as compared to a loss of $29.8 million for the three months ended June 30, 1995. This improvement was despite the $1.9 million in restructuring and corporate identity charges and was partially due to higher heating oil volume, improved heating oil margins and per gallon operating costs, a decline in interest expense and the gain on the sale of the Springfield, Massachusetts operation. In addition, the elimination of Star's operating loss, which amounted to $2.7 million in the second quarter of 1995, had a greater impact than the recorded equity in loss of Star Gas Corporation of $1.8 million in the first quarter of 1996.

Extraordinary Item - Loss on Early Extinguishment of Debt: In the second quarter
- ---------------------------------------------------------
of June 1995, the Company recorded an extraordinary loss of $1.4 million representing the prepayment premium associated with the refinancing of $12.8 million of floating rate debt due 2000 (15.4% annual rate at time of repayment).

Net Income (Loss): Net income (loss) improved 16.3% to a loss of $26.1 million
- -----------------
for the three months ended June 30, 1996, as compared to a loss of $31.2 million for the three ------------------ months ended June 30, 1995.

EBITDA: Home heating oil EBITDA loss increased 4.1% to $10.2 million for the
- ------
three months ended June 30, 1996, as compared to $9.8 million for the three months ended June 30, 1995. This decline due to $1.9 million of restructuring and corporate identity charges related to the Long Island regionalization. Excluding these charges, EBITDA would have improved 15.7%, or $1.5 million, due to the increased volume associated with acquisitions and colder weather, as well as to the increase in gross profit margins. Total EBITDA loss was unchanged at $10.2 million for the second quarter 1996, as Star Gas' second quarter 1995 EBITDA loss of $0.4 million was excluded from Petro's 1996 financials as a result of the Star MLP.

NIDA: NIDA improved 25.6% to a loss of $15.2 million for the three months ended
- ----
June 30, 1996, as compared to a loss of $20.5 million for the three months ended June 30, 1996. This improvement was due to a $1.6 million decrease in net interest expense, the receipt of $1.6 million in distribution from Star Gas, the gain on the sale of the Company's non-strategic Springfield, Massachusetts operations, and the exclusion of $2.7 million of Star Gas NIDA loss due to the Star MLP.

LIQUIDITY AND FINANCIAL CONDITION
- ---------------------------------

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

For 1996, net cash provided by operating activities of $19.1 million, combined with the opening cash balance at January 1, 1996 of $78.3 million, and the receipt of Star Gas's minimum quarterly distribution of $1.6 million, amounted to $99.0 million. These funds were utilized in investing activities for acquisitions and purchase of fixed assets of $23.4 million; and in financing activities to pay dividends of $8.8 million, to repay notes payable of $2.1 million, and to repurchase subordinated notes of $48.6 million (as described in the preceding paragraph). These financing activities were partially offset by cash provided by other financing activities of $4.2 million, which includes $0.8 million of dividend reinvestment proceeds and the release of $1.5 million from the Star Gas minimum quarterly distribution guarantee based upon the fulfillment of the guarantee provisions for the quarter. In addition, the sale of the Company's Springfield Massachusetts operations generated $4.1 million of proceeds. As a result of the above activities, the Company's cash balance decreased by $53.9 million to $24.4 million at June 30, 1996.

The Company currently has available a $60.0 million working capital revolving credit facility. At June 30, 1996, there were no working capital revolving credit facility borrowings, and the Company had $66.6 million of working capital.

For the remainder of 1996, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $7.7 million, redeeming $4.2 million of Redeemable Preferred Stock, and paying $1.2 million in preferred stock dividends. Based on the Company's current cash and working capital position, and bank credit facility which is expected to be extended from its August 28, 1996 expiration, the Company expects to be able to meet all of the above mentioned obligations, as well as meet all of its other current obligations as they become due.



STAR GAS STRATEGIC ALTERNATIVES
- -------------------------------

On August 1, 1996 Star Gas Partners, L.P. announced that it had retained a nationally renowned investment banking firm to assist it in the development and consideration of strategic alternatives designed to maximize the value of Star Gas to its unitholders, including Petro which owns a 46.5% equity interest. The alternatives to be investigated may include, but are not limited to, the sale or merger of Star Gas.

                            PART II OTHER INFORMATION



Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              (a)  Annual Meeting of Shareholders May 29, 1996.

              (c)  Proposals

                                                                                                                Broker
              Election of Directors                   For          Against        Withheld        Abstain       Nonvotes
              ---------------------                   ---          -------        --------        -------       --------
              Irik P. Sevin                          36,406,504         *             57,242           *            50,600
              Audrey L. Sevin                        36,406,504         *             57,242           *            50,600
              Phillip Ean Cohen                      33,492,192         *          2,971,554           *            50,600
              Thomas J. Edelman                      36,406,504         *             57,242           *            50,600
              Richard O'Connell                      36,406,504         *             57,242           *            50,600
              Wolfgang Traber                        36,406,504         *             57,242           *            50,600
              Paul Biddelman                         36,406,504         *             57,242           *            50,600

              Ratification of Appointment
              of KPMG Peat Marwick LLP as
              the Company's Independent
              Auditors                               36,405,290        7,270           *              586           50,600


              *Not Applicable




Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)  Exhibits Included Within:
             ------------------------

             (27)  Financial Data Schedule

             10.53 Lease dated January 25, 1996 with respect to office located at 48 Harbor Park Drive, Port Washington, New York


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

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:




Signature           Title                                Date
- ---------           -----

Irik P. Sevin       President, Chairman of the       August 8, 1996
- -------------
Irik P. Sevin       Board, Chief Executive Officer,
                    and Chief Financial and
                    Accounting Officer and Director