Form 10-Q
period 1996-10-30
PETROLEUM HEAT & POWER CO INC
filed 1996-11-14
CIK 736768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 2-88526
                        -------

                       PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                    06-1183025
----------------------------------           -----------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

2187 Atlantic Street, Stamford, CT           06902
----------------------------------           -----------------
(Address of principal executive Offices)     (Zip Code)

       Registrant's telephone number, including area code: (203) 325-5400
                                                           --------------

________________________________________________________________________________
     (Former name, former address and former fiscal year, if changed since last report)

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

As of September 30, 1996 there were 23,020,597 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX TO Form 10-Q

                                                                           Page
                                                                           ----
Part 1   Financial Information:

Item 1 - Financial Statements

   Condensed Consolidated Balance Sheets
   September 30, 1996 and December 31, 1995                                  3

   Condensed Consolidated Statements of Operations for the
   Three Months Ended
   September 30, 1996 and September 30, 1995
   and the Nine Months Ended
   September 30, 1996 and September 30, 1995                                 4

   Condensed Consolidated Statement of Changes in Stockholders'
   Equity (Deficiency) for the Nine Months Ended
   September 30, 1996                                                        5

   Condensed Consolidated Statements of Cash Flows for the
   Nine Months Ended
   September 30, 1996 and September 30, 1995                             6 - 7

   Notes to Condensed Consolidated Financial Statements                 8 - 10

Item 2 - Management's Discussion and Analysis of
           Financial Conditions and Results of Operations              11 - 18

Part 2   Other Information:

Item 6   - Exhibits and reports on Form 8-K                                 19

Signature                                                                   20

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
(In thousands, except per share data)
                                                     September 30,  December 31,
Assets                                                    1996           1995
                                                        -----------   ---------
Current assets:
  Cash and cash equivalents                               $  25,223   $  78,285
  Restricted cash                                             3,000       6,000
  Accounts receivable (net of allowance of $1,970
    and $969)                                                57,129      95,361
  Inventories                                                14,888      20,413
  Prepaid expenses                                            6,761       6,115
  Notes receivable and other current assets                   1,541       1,617
                                                          ---------   ---------
     Total current assets                                   108,542     207,791
                                                          ---------   ---------
Property, plant and equipment - net                          29,273      30,263
                                                          ---------   ---------
Intangible assets (net of accumulated amortization
 of $282,223 and $264,456)
   Customer lists                                            78,838      76,419
   Deferred charges and pension costs                        25,168      27,296
                                                          ---------   ---------
                                                            104,006     103,715
                                                          ---------   ---------
Investment in and advances to the Star Gas Partnership        8,642      14,648
                                                          ---------   ---------
Other assets                                                    911         824
                                                          ---------   ---------
                                                          $ 251,374   $ 357,241
                                                          =========   =========
Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
  Current debt                                            $   3,089   $  47,001
  Current maturities of cumulative redeemable
    exchangeable preferred stock                              4,167       4,167
  Accounts payable                                            8,659      22,824
  Customer credit balances                                   24,724      19,610
  Unearned service contract revenue                          13,898      15,535
  Accrued expenses and other liabilities                     28,851      33,246
                                                          ---------   ---------
     Total current liabilities                               83,388     142,383
                                                          ---------   ---------
Supplemental benefits and other liabilities                   1,590       1,658
                                                          ---------   ---------
Pension plan obligation                                       7,155       7,174
                                                          ---------   ---------
Notes payable and other long-term debt                       17,093      17,779
                                                          ---------   ---------
Senior notes payable                                         34,150      35,200
                                                          ---------   ---------
Subordinated notes payable                                  240,400     241,450
                                                          ---------   ---------
Cumulative redeemable exchangeable preferred stock            8,333      12,500
                                                          ---------   ---------
Common stock redeemable at option of stockholder              1,280       1,280
                                                          ---------   ---------
Note receivable from stockholder                             (1,280)     (1,280)
                                                          ---------   ---------
Stockholders' equity (deficiency):
Class A common stock-par value $.10 per share;
  40,000 shares authorized, 22,859 and 22,653
  shares outstanding                                          2,286       2,266
Class B common stock-par value $.10 per share; 6,500
  shares authorized, 11 and 14 shares outstanding                 1           1
Class C common stock-par value $.10 per share; 5,000
  shares authorized, 2,558 shares outstanding                   256         256
Additional paid-in capital                                   78,150      76,418
Deficit                                                    (216,556)   (174,972)
Minimum pension liability adjustment                         (4,872)     (4,872)
                                                          ---------   ---------
     Total stockholders' equity (deficiency)               (140,735)   (100,903)
                                                          ---------   ---------
                                                          $ 251,374   $ 357,241
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

(In thousands, except per share data)            Three Months           Nine Months
                                              Ended September 30,    Ended September 30,
                                              -------------------    -------------------
                                                1996       1995        1996        1995
                                              --------   --------   ---------   ---------
Net sales                                     $ 51,060   $ 63,541   $ 422,060   $ 404,917
Cost of sales                                   44,854     47,768     293,064     256,342
                                              --------   --------   ---------   ---------
   Gross profit                                  6,206     15,773     128,996     148,575
Selling, general and administrative expenses    24,909     31,426      76,863      93,503
Direct delivery expense                          3,503      4,964      23,652      25,135
Restructuring charges                             --         --         1,150        --
Corporate identity expenses                      1,336       --         2,128        --
Amortization of customer lists                   4,561      4,843      14,090      15,539
Depreciation of plant and equipment              1,664      3,281       5,053       9,003
Amortization of deferred charges                   989      1,631       3,677       4,659
Provision for supplemental benefits                218        368         655       1,039
                                              --------   --------   ---------   ---------
   Operating income (loss)                     (30,974)   (30,740)      1,728        (303)
Other income (expense):
  Interest expense                              (8,440)   (10,318)    (26,007)    (30,434)
  Interest income                                  647        577       1,896       1,983
  Other                                            (10)        20       1,837         743
                                              --------   --------   ---------   ---------
   Loss before income taxes,
    equity interest and extraordinary item     (38,777)   (40,461)    (20,546)    (28,011)
Income taxes (benefit)                             (50)       (75)        350         300
                                              --------   --------   ---------   ---------
   Loss before equity interest
    and extraordinary item                     (38,727)   (40,386)    (20,896)    (28,311)
Share of loss of Star Gas Partnership           (1,866)      --          (394)       --
                                              --------   --------   ---------   ---------
   Loss before extraordinary item              (40,593)   (40,386)    (21,290)    (28,311)
Extraordinary item-loss on early
  extinguishment of debt                          --         --        (6,414)     (1,436)
                                              --------   --------   ---------   ---------
   Net loss                                   $(40,593)  $(40,386)  $ (27,704)  $ (29,747)
                                              ========   ========   =========   =========
Net loss applicable to common stock           $(41,788)  $(41,879)  $ (30,093)  $ (33,010)
Loss before extraordinary item per
  common share:
   Class A Common Stock                       $  (1.63)  $  (1.65)  $    (.93)  $   (1.25)
   Class B Common Stock                           --         --          --          --
   Class C Common Stock                          (1.63)     (1.65)       (.93)      (1.25)
Extraordinary (loss) per common share:
   Class A Common Stock                       $   --     $   --     $    (.25)  $    (.06)
   Class B Common Stock                           --         --          --          --
   Class C Common Stock                           --         --          (.25)       (.06)
Net loss per common share:
   Class A Common Stock                       $  (1.63)  $  (1.65)  $   (1.18)  $   (1.31)
   Class B Common Stock                           --         --          --          --
   Class C Common Stock                          (1.63)     (1.65)      (1.18)      (1.31)
Cash dividends declared per common share:
   Class A Common Stock                       $    .15   $    .15   $     .45   $     .45
   Class B Common Stock                           --         --          --          --
   Class C Common Stock                            .15        .15         .45         .45
Weighted average number of common shares
  outstanding:
   Class A Common Stock                         23,021     22,855      22,939      22,656
   Class B Common Stock                             12         15          13          16
   Class C Common Stock                          2,598      2,598       2,598       2,598

See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                   (Unaudited)

                      Nine Months Ended September 30, 1996

(In thousands)

                                                         Common Stock
                                   ------------------------------------------------------
                                        Class A              Class B           Class C                          Minimum
                                   ------------------------------------------------------ Additional            Pension
                                   No. Of               No. Of            No. Of           Paid-In             Liability
                                   Shares    Amount     Shares    Amount  Shares   Amount  Capital   Deficit   Adjustment   Total
                                   ------    ------     ------    ------  ------   ------  -------   -------   ----------   -----
Balance at December 31, 1995       22,653   $  2,266      14     $     1   2,558   $ 256   $76,418  ($174,972)  ($4,872)  ($100,903)
Net income                                                                                            (27,704)              (27,704)
Cash dividends declared
 and paid                                                                                             (10,037)              (10,037)
Cash dividends payable                                                                                 (3,843)               (3,843)
Repurchase of Class B
 Common Stock                                             (3)      (--)                        (39)                             (39)
Class A shares issued under the
 Dividend Reinvestment Plan           206         20                                         1,409                            1,429
Stock option compensation                                                                      362                              362
                                  -------   --------   -----     -------   -----   -----   -------  ---------   -------   ---------
Balance at September 30, 1996      22,859   $  2,286      11     $     1   2,558   $ 256   $78,150  ($216,556)  ($4,872)  ($140,735)
                                  =======   ========   =====     =======   =====   =====   =======  =========   =======   =========

See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months Ended
(In thousands)                                                 September 30,
                                                             -----------------
                                                              1996       1995
                                                              ----       ----
Cash flows from (used in) operating activities:
 Net loss                                                   $(27,704)  $(29,747)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Amortization of customer lists                            14,090     15,539
    Depreciation of plant and equipment                        5,053      9,003
    Amortization of deferred charges                           3,677      4,659
    Share of loss of Star Gas Partnership                        394       --
    Provision for losses on accounts receivable                1,295      1,575
    Provision for supplemental benefits                          655      1,039
    Loss on early extinguishment of debt                       6,414      1,436
    Gain on sale of business                                  (1,801)      (788)
    Other                                                        (54)        26

    Change in operating assets and liabilities,
     net of effects of acquisitions and dispositions:
      Decrease in accounts receivable                         36,937     34,675
      Decrease (increase) in inventory                         5,525       (974)
      Increase in other current assets                          (570)    (3,322)
      Increase in other assets                                   (87)      (553)
      Decrease in accounts payable                           (14,165)    (8,256)
      Increase in customer credit balances                     5,114      7,229
      Decrease in unearned service contract revenue           (1,637)      (356)
      Decrease in accrued expenses                            (4,374)    (6,187)
                                                            --------   --------
 Net cash provided by operating activities                    28,762     24,998
                                                            --------   --------
Cash flows from (used in) investing activities:
   Acquisitions                                              (22,045)   (17,516)
   Capital expenditures                                       (4,052)    (8,106)
   Proceeds from sale of business                              4,073      1,477
   Net proceeds from sales of fixed assets                       395        308
   Minimum quarterly distributions from Star
     Gas Partnership                                           2,936       --
                                                            --------   --------
 Net cash used in investing activities                       (18,693)   (23,837)
                                                            --------   --------

     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Nine Months Ended
(In thousands)                                                   September 30,
                                                               -----------------
                                                               1996        1995
                                                               ----        ----
Cash flows from (used in) financing activities:
  Net proceeds from issuance of common stock                  1,429      18,516
  Net proceeds from issuance of subordinated notes             --       120,350
  Repayment of notes payable                                 (1,050)    (80,372)
  Redemption of preferred stock                              (4,167)    (24,133)
  Repurchase of common stock                                    (39)    (13,709)
  Repurchase of subordinated notes                          (49,612)       --
  Credit facility borrowings                                 29,000        --
  Credit facility repayments                                (29,000)     (5,100)
  Decrease in restricted cash                                 3,000        --
  Cash dividends paid                                       (13,859)    (14,382)
  Other                                                       1,167      (1,565)
                                                           --------   ---------
    Net cash provided by (used in) financing activities     (63,131)       (395)
                                                           --------   ---------
  Net increase (decrease) in cash                           (53,062)        766
  Cash at beginning of year                                  78,285      15,474
                                                           --------   ---------
  Cash at end of period                                    $ 25,223   $  16,240
                                                           ========   =========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest                                               $ 29,528   $  27,131
    Income taxes                                                231       3,142
  Non-cash investing activity:
    Acquisitions                                               --        (8,000)
  Non-cash financing activity:
    Issuance of note payable                                   --         8,000

      See accompanying notes to condensed consolidated financial statements

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

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.   Per Share Data

     Net income (loss) per common shares are computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income (loss) for preferred dividends declared aggregating $2,389,000 and $3,263,000 for the nine months ended September 30, 1996 and 1995 respectively. Fully diluted net income (loss) per common shares are not presented because the effect is not material.

3.   Acquisitions / Sale

     During the nine month period ending September 30, 1996, the Company acquired the customer lists and equipment of six unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $20.8 million. Sales and net income of the acquired companies are included in the consolidated statement of income from the respective dates of acquisition.

     In June 1996, the Company sold its Springfield Massachusetts operations to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $4.1 million and realized a gain on this transaction of approximately $1.8 million.

     Had these acquisitions and disposal occurred at the beginning of the period, the pro forma unaudited results of operations for the nine months ended September 30, 1996 would have been as follows:

                                     (In thousands, Except Per Share)
                                     --------------------------------
       Net sales                                 $ 422,917
       Net loss before extraordinary loss          (21,972)
       Net loss                                    (28,386)

       Net loss per common share:
             Class A Common Stock                $   (1.21)
             Class B Common Stock                      --
             Class C Common Stock                $   (1.21)

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

4.   Segment Information

     From December 8, 1994 to December 19, 1995 the operations, assets and liabilities of Star Gas Corporation ("Star Gas"), a wholly owned subsidiary, were included in the consolidated financial statements of the Company. Accordingly, for the nine months ended September 30, 1995, the Company's operations were classified into two business segments: Home Heating Oil and Propane. However, as a result of the Star Gas Master Limited Partnership transaction in December 1995 involving the conveyance of the Company's propane operations to Star Gas Propane, L.P., a minority owned entity, for the nine and three months ended September 30, 1996 the Company had no propane revenues or expenses.

                                     Nine Months Ended                   Nine Months Ended
                                    September 30, 1996                   September 30, 1995
                                    ------------------                   ------------------
                              Home                                 Home
                             Heating                              Heating
                               Oil    Propane*    Consolidated      Oil      Propane     Consolidated
                               ---    --------    ------------      ---      -------     ------------
     Net Sales              $422,060   $--          $422,060     $ 333,044   $ 71,873     $ 404,917
     Gross Profit            128,996    --           128,996       110,041     38,534       148,575
     Operating Expenses      103,793    --           103,793        88,605     30,033       118,638
     Depreciation and
       Amortization           23,475    --            23,475        23,106      7,134        30,240
     Operating Income          1,728    --             1,728        (1,670)     1,367          (303)

     Assets                  251,374    --           251,374       224,102    150,989       375,091
     Capital Expenditures      4,052    --             4,052         2,795      5,311         8,106

     * For the nine months ended September 30, 1996 the Propane operations had equity loss, which is presented in the Statement of Operations as non-operating loss, of approximately $0.4 million representing the Company's share of loss of Star Gas Partners, L.P.

                                    Three Months Ended                   Three Months Ended
                                    September 30, 1996                   September 30, 1995
                                    ------------------                   ------------------
                              Home                                 Home
                             Heating                              Heating
                               Oil    Propane**   Consolidated      Oil      Propane     Consolidated
                               ---    ---------   ------------      ---      -------     ------------
     Net Sales                $51,060  $--          $51,060      $46,716     $16,825      $ 63,541
     Gross Profit               6,206   --            6,206        7,008       8,765        15,773
     Operating Expenses        29,748   --           29,748       26,503       9,887        36,390
     Depreciation and
       Amortization             7,432   --            7,432        7,615       2,508        10,123
     Operating Loss           (30,974)  --          (30,974)     (27,110)     (3,630)      (30,740)

     ** For the three months ended September 30, 1996 the Propane operations had equity loss, which is presented in the Statement of Operations as non-operating loss, of approximately $1.9 million representing the Company's share of loss of Star Gas Partners, L.P.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

5.   Restructuring Charges

     Under the guidance of the Chief Operating Officer and a leading consulting firm, a major strategic study aimed at improving the Company's organizational and marketing effectiveness and financial performance was completed in late 1995. The study provided management with certain recommendations regarding improvements in structure, training and technology. The Company utilized the relatively less operationally demanding non-heating season period from April to September to implement the study's recommendations.

     As part of the implementation program, Petro undertook certain business improvement strategies in its Long Island, New York region. These steps included the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center has accounting, credit, customer service and sales functions consolidated into a single, new facility in central Long Island. All external communications and marketing previously undertaken in the five branches have been centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories.

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

Overview

In analyzing Petro's results for the nine-month and three-month periods ended September 30, 1996, one should consider the seasonal nature of the Company's business, which results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. Unlike this pattern of distribution, however, many of the Company's costs are incurred evenly throughout the year, resulting in non-heating season operating and net losses.

In addition, as a result of the conversion of Star Gas Corporation into a Master Limited Partnership (the "Star MLP", described more fully in the Company's 1995 10-K), Petro's nine months ended September 30, 1996 and third quarter 1996 results account for Star Gas' performance on an equity basis. In contrast, Petro's nine months ended September 30, 1995 and third quarter 1995 results include what had historically been the Company's propane operations, including Star Gas, on a consolidated basis. In an effort to make the following discussion more meaningful, the analysis of operating results primarily compares Petro's home heating oil results for the two periods.

Nine Months Ended September 30, 1996
Compared to Nine Months Ended September 30, 1995

Volume. Home heating oil volume increased 18.9% to 322.8 million gallons for the nine months ended September 30, 1996, as compared to 271.5 million gallons for the nine months ended September 30, 1995. This increase was largely due to 12.8% colder weather than in the previous year, as temperatures were slightly colder than normal (4.3%) in the first nine months of 1996, in contrast to the warmer than normal weather experienced during the first nine months of 1995. In addition, heating oil volumes were favorably impacted by the inclusion of gallonage from the Company's sixteen heating oil acquisitions completed since the beginning of the first quarter of last year. Total retail gallons decreased 2.3% from the first nine months of 1995 to the first nine months of 1996, as propane volume, which amounted to 58.8 million gallons in the first nine months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Net sales. Home heating oil net sales for home heating oil operations increased 26.7% to $422.1 million for the nine months ended September 30, 1996, as compared to $333.0 million for the nine months ended September 30, 1995. This growth was due both to increased volume and to higher selling prices associated with the significant increases in wholesale product costs during fiscal 1996. Total sales combined increased only 4.2% from the first nine months of 1995 to the first nine months of 1996, as propane sales, which amounted to $71.9 million in the first nine months of 1995, were excluded from Petro's 1996 financials as a result of the Star MLP.

Gross profit. Home heating oil gross profit increased 17.2% to $129.0 million for the nine months ended September 30, 1996, as compared to $110.0 million for the nine months ended September 30, 1995. The growth in gross profit resulting from the increased volume was partially offset by an unusual decline in home heating oil margins, caused by significant and rapid increases in supply costs and the effect of record winter storms in 1996 on net service expense, which is included in the Company's calculation of gross profit. While in previous years the Company has been able to quickly respond to supply cost increases by raising selling prices, the sudden and substantial increases in wholesale prices occurring in 1996 hindered the Company's ability to maintain and increase its margin. Total gross profit declined 13.2% from the first nine months of 1995 to the first nine months of 1996, as propane gross profit, which amounted to $38.5 in the first nine months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Selling, general and administrative expenses. Home heating oil selling, general and administrative expenses increased 10.6% to $76.9 million for the nine months ended September 30, 1996, as compared to $69.5 million for the nine months ended September 30, 1995. On a per gallon basis, costs were 7.0% lower, despite the impact of inflationary pressures and the effect of heavy winter storms in the first quarter of 1996, which impacted branch expenses in the first nine months of 1996 by an estimated $0.5 million. This improvement was due to the Company's ongoing efforts in creating greater operational efficiencies and instituting better controls in all major expense categories. Total selling, general and administrative expenses decreased 17.8% from the first nine months of 1995 to the first nine months of 1996, as propane expenses, which amounted to $24.0 million in the first nine months of 1995, were excluded from Petro's 1996 financials as a result of the Star MLP.

Direct delivery expenses. Home heating oil direct delivery expenses increased 23.9% to $23.7 million for the nine months ended September 30, 1996, as compared to $19.1 million for the nine months ended September 30, 1995. In addition to the growth in volume delivered, this increase was also a result of the severe winter snow storms, which impacted delivery productivity and required the Company to pay extraordinary overtime and retain additional temporary personnel. Excluding the estimated $1.0 million effect of the storms, delivery expenses remained unchanged on a per gallon basis despite inflationary pressures. Total direct delivery expenses decreased 5.9% from the first nine months of 1995 to the first nine months of 1996, as propane delivery expenses, which amounted to $6.0 million in the first nine months of 1995, were not included in Petro's 1996 financials as a result of the Star MLP.

Restructuring charges. Restructuring charges for the nine months ended September 30, 1996 were $1.2 million. These charges represent costs associated with the Company's regionalization and consolidation of its five full function Long Island branches into one regional customer service center and three geographically optimal delivery and service depots. The customer service center began operation during May of 1996 and represents the first stage of implementation of the recommendation of an operational effectiveness study conducted by a nationally recognized consulting firm and senior Company management in 1995.

Corporate identity expenses. Corporate identity expenses for the nine months ended September 30, 1996 were $2.1 million. These expenses represent costs associated with the company's brand identity program in Long Island, and include the painting of over 400 delivery and service vehicles in the region. Through this program, the Company is seeking to build significant brand equity by marketing its services throughout the region under the "Petro" brand name, rather than the twelve previously in use. These expenses are expected to approximate a total of $2.5 million over the course of fiscal year 1996.

Amortization of customer lists. Amortization of home heating oil customer lists increased 1.9% to $14.1 million for the nine months ended September 30, 1996, as compared to $13.8 million for the nine months ended June 30, 1995 due to the Company's recent acquisitions, which were partially offset by the impact of certain customer lists becoming fully amortized. Total amortization of customer lists decreased 9.3% from the first nine months of 1995 to the first nine months of 1996, as propane customer list amortization, which amounted to $1.7 million in the first nine months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Depreciation of plant and equipment. Depreciation of home heating oil plant and equipment increased 17.9% to $5.1 million for the nine months ended September 30, 1996, as compared to $4.3 million for the nine months ended September 30, 1995 as a result of the Company's recent fixed asset additions associated with acquisitions, which outpaced the impact of certain assets becoming fully depreciated. Total depreciation of plant and equipment decreased 43.9% from the first nine months of 1995 to the first nine months of 1996, as propane-related depreciation, which amounted to $4.7 million in the first nine months of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.

Amortization of deferred charges. Amortization of home heating oil deferred charges decreased 7.2% to $3.7 million for the nine months ended September 30, 1996, as compared to $4.0 million for the nine months ended September 30, 1995 as a result of certain deferred items becoming fully amortized. Total amortization of deferred charges decreased from $4.7 million for the first nine months of 1995 to $3.7 million for the first nine months of 1996, as the impact of propane-related amortization of deferred charges, which amounted to $0.7 million in the first nine months of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Provision for supplemental benefits. Provision for supplemental benefits declined to $0.7 million for the nine months ended September 30, 1996, as compared to $1.0 million for the nine months ended June 30, 1995. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating income. Home heating oil operating income increased to $1.7 million for the nine months ended September 30, 1996, as compared to an operating loss of $1.7 million for the nine months ended September 30, 1995. This increase was largely a result of higher volume and the improvement in per gallon operating costs, and was achieved despite the decline in gross profit margins caused by the rapid rise in product costs, the effect of the record snow storms, and the restructuring and corporate identity charges. Total operating income also increased $2.0 million, despite the non-consolidation of Star's operating income which, for the first nine months of 1995, contributed $1.4 million.

Net interest expense. Net interest expense declined 15.3% to $24.1 million for the nine months ended September 30, 1996, as compared to $28.5 million for the nine months ended September 30, 1995. This decrease was due to the decline in average borrowings versus the prior period resulting from the application of proceeds from the Star MLP to debt repayment.

Other income. Other income increased from $0.7 million for the nine months ended September 30, 1995 to $1.8 million for the nine months ended September 30, 1996, reflecting the sale of the Company's Springfield, Massachusetts heating oil operations during the second quarter of 1996 and New Hampshire heating oil operations during the first quarter of 1995.

Equity in earnings of Star Gas Partnership. Share of losses of Star Gas Partnership were $0.4 million for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, Star Gas' results were consolidated with the Company's. Through the third quarter of 1996, the Company had received $2.9 million in distributions from Star Gas, reflecting the Company's subordinate and general partnership interest for the period of December 20, 1995 to June 30 1996.

Income before extraordinary items. Income before extraordinary items improved 24.8% to a loss of $21.3 million for the nine months ended September 30, 1996, as compared to a loss of $28.3 million for the nine months ended September 30, 1995. This improvement was due to the $4.3 million reduction in interest expense, the $3.4 million increase in heating oil operating income and the $1.1 million increase in other income. Partially offsetting these gains was the elimination of Star's $1.4 million of operating income in the first nine months of 1995, and the recorded loss in earnings of Star Gas Corporation of $0.4 million for the first nine months of 1996.

Extraordinary item - loss on early extinguishment of debt. In February 1996, the Company recorded an extraordinary charge of $6.4 million in connection with the retirement of $43.8 million of 12.25% subordinated debentures due 2005. This amount includes both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt.

Net income. Net income improved 6.9% to a loss of $27.7 million for the nine months ended September 30, 1996, as compared to a loss of $29.7 million for the nine months ended September 30, 1995. This increase was despite the extraordinary item described above, and was due to improvements in core business heating oil operating income, net interest expense and other income.

EBITDA*. Home heating oil EBITDA increased 17.6% to $25.2 million for the nine months ended September 30, 1996, as compared to $21.4 million for the nine months ended June 30, 1995. This gain resulted from increased volume and improved per gallon operating expense performance, and was despite the impact of the restructuring and corporate identity costs. Excluding these one-time costs, heating oil EBITDA increased 32.9% to $28.5 million. Total EBITDA decreased 15.8% from the first nine months of 1995 to the first nine months of 1996, as the impact of propane EBITDA, which amounted to $8.5 million in the first nine months of 1995, was eliminated from Petro's 1996 financials as a result of the Star MLP.

NIDA**. NIDA increased to $3.8 million for the nine months ended September 30, 1996, as compared to a $0.5 million loss for the nine months ended September 30, 1995. Excluding the one-time restructuring and corporate identity costs, NIDA increased to $7.1 million. The Company was able to achieve this increase despite the non-consolidation of Star Gas, which contributed $8.5 million of EBITDA in the first nine months of 1995, due both to the improvement in heating oil EBITDA and other income and to the reduction in net interest expense.

----------
* EBITDA is defined as operating income before depreciation and amortization, non-cash charges relating to the grant of stock options to executives of the Company, and the amount of non-cash expenses associated with key employees' deferred compensation plans.

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

Three Months Ending September 30, 1996
Compared to Three Months Ending September 30, 1995

Volume: Retail home heating oil volume increased 6.1% to 28.6 million gallons for the three months ended September 30, 1996, as compared to 26.9 million gallons for the three months ended September 30, 1995. This increase was primarily due to the Company's acquisition of fourteen heating oil companies since the beginning of the third quarter of last year. Total retail gallons decreased 28.7% from the third quarter of 1995 to the third quarter of 1996, as propane volume, which amounted to 13.2 million gallons in the third quarter of 1995 was not included in Petro's 1996 financials as a result of the Star MLP.

Net Sales: Home heating oil net sales increased 9.3% to $51.1 million for the three months ended September 30, 1996, as compared to $46.7 million for the three months ended September 30, 1995. This increase was due to increased volume and to higher selling prices driven by increased wholesale product costs. Total sales decreased 19.6% from the third quarter of 1995 to the third quarter of 1996, as propane sales, which amounted to $16.8 million in the third quarter of 1995, were not included in Petro's 1996 financials as a result of the Star MLP.

Gross Profit: Home heating oil gross profit decreased 11.4% to $6.2 million for the three months ended September 30, 1996, as compared to $7.0 million for the three months ended September 30, 1995. This decrease in gross profit was due primarily to the unexpected decrease in heating oil margins caused by the recent sharp rise in product costs. Based on third quarter 1996 volumes, the impact of this unusual margin decline is approximately $0.8 million. While, as noted in the nine month discussion, the Company has historically been able to quickly pass increased product costs through in its retail prices, the Company elected, for marketing purposes, to not meet the rapid cost increase with similar price increases in the third quarter. Total gross profit declined $9.6 million from the third quarter of 1995 to the third quarter of 1996, as propane gross profit, which amounted to $8.8 million in the third quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Selling, General and Administrative Expenses. Home heating oil selling, general, and administrative expenses increased 6.6% to $24.9 million for the three months ended September 30, 1996, as compared to $23.4 million for the three months ended September 30, 1995. This increase included a 10.8% increase in marketing expense, which contributed to a 13.4% improvement in customer gains in the third quarter of 1996 as compared to the third quarter of 1995. Total selling, general and administrative expenses declined 20.7% from the third quarter of 1995 to the third quarter of 1996, as propane expenses, which amounted to $8.1 million in the third quarter 1995, were excluded from Petro's 1996 financials as a result of the Star MLP.

Direct Delivery Expense. Home heating oil direct delivery expenses increased 11.9% to $3.5 million for the three months ended September 30, 1996, as compared to $3.1 for the three months ended September 30, 1995. This increase is directly related to the increase in volume for the three months ended September 30, 1996, as well as to the timing of certain expenses. Total direct delivery expenses declined 29.4% from the third quarter of 1995 to the third quarter of 1996, as propane delivery expenses, which amounted to $1.8 million in the third quarter of 1995, were not included in Petro's 1996 financials as a result of the Star MLP.

Corporate Identity Expenses: Corporate identity expenses for the three month period ended September 30, 1996 were $1.3 million. These expenses represent costs associated with the Company's brand identity program in Long Island as described in the nine month discussion.

Amortization of Customer Lists: Home heating oil amortization of customer lists remained relatively unchanged at $4.5 million for the three months ended September 30, 1996, as the impact of the Company's recent acquisitions offset the effect of certain customer lists becoming fully amortized. Total amortization of customer lists decreased 5.8% from the third quarter of 1995 to the third quarter of 1996, as propane customer list amortization, which amounted to $0.3 million in the third quarter of 1995, was excluded from Petro's 1996 financials as a result of the Star MLP.

Depreciation of Plant and Equipment: Home heating oil depreciation of plant and equipment increased to $1.7 million for the three months ended September 30, 1996, as compared to $1.5 million for the three months ended September 30, 1995 as a result of the Company's recent acquisitions, which outpaced the impact of certain assets becoming fully depreciated. Total depreciation of plant and equipment decreased 49.3% from the third quarter of 1995 to the third quarter of 1996, as propane-related depreciation, which amounted to $1.8 million in the third quarter of 1995, was excluded from Petro's 1996 financials as a result of the Star MLP.

Amortization of Deferred Charges: Home heating oil amortization of deferred charges decreased 20.4% to $1.0 million for the three months ended September 30, 1996 as compared to $1.2 million for the three months ended September 30, 1995 as a result of certain deferred items becoming fully amortized at the start of the third quarter 1996. Total deferred charges decreased 39.4% from the third quarter of 1995 to the third quarter of 1996 as propane related deferred charge amortization, which amounted to $0.4 million in the third quarter of 1995, was not included in Petro's 1996 financials as a result of the Star MLP.

Provision for Supplemental Benefits: Provision for supplemental benefits declined to $0.2 million for the three months ended September 30, 1996, as compared to $0.4 million for the three months ended September 30, 1995. This decrease in supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating Loss: Home heating oil operating loss increased 14.3% to $31.0 million for the three months ended September 30, 1996, as compared to $27.1 million for the three months ended September 30, 1995. This increase was due to the sudden increase in product costs, expenses associated with the Company's corporate identity program, and an increase in non-cash expenses. Total operating income was virtually unchanged as the impact of propane operating loss, which amounted to $3.6 million in the third quarter of 1995, was not included in Petro's 1996 financials.

Net Interest Expense: Net interest expense declined 20.0% to $7.8 million for the three months ended September 30, 1996, as compared to $9.7 million for the three months ended September 30,1995. This decline was primarily due to a reduction in average debt outstanding over the two periods of $63.1 million resulting largely from the application of proceeds from the Star MLP to debt repayment.

Equity in Loss of Star Gas Partnership: Equity in loss of Star Gas Partnership was $1.9 million for the three months ended September 30, 1996. Star Gas' results were consolidated with the Company's for the three months ended September 30, 1995.

Net Income (Loss): Net loss remained virtually unchanged at $40.6 million, despite the $1.3 million in corporate identity expense, an approximate $0.8 million reduction in gross profit associated with the rapid rise in wholesale product costs and higher operating costs associated with higher volumes and an increased focus on marketing. Offsetting these factors were lower interest expense and the elimination of Star's operating loss, which amounted to $3.6 million in the third quarter of 1995, and which was greater than the recorded equity in loss of Star Gas Corporation of $1.9 million in the third quarter of 1996.

EBITDA: Home heating oil EBITDA loss increased 20.8% to $23.5 million for the three months ended September 30, 1996, as compared to $19.5 million for the three months ended September 30, 1995. This change was also primarily due to $1.3 million of corporate identity charges related to the Long Island regionalization, higher operating costs associated with higher volume and the decline in gross profit margins. Total EBITDA loss increased 14.2% to a loss of $23.5 million for the three months ended September 30, 1996 compared to $20.6 million for the three months ended September 30, 1995, as Star Gas' third quarter 1995 EBITDA loss of $1.1 million was excluded from Petro's 1996 financials as a result of the Star MLP.

NIDA: While home heating oil EBITDA decreased 20.8%, NIDA improved 1.6% to a loss of $30.4 million for the three months ended September 30, 1996, as compared to a loss of $30.9 million for the three months ended September 30, 1996. This improvement was due to a $1.9 million decrease in net interest expense, the receipt of $1.4 million in distribution from Star Gas, and the exclusion of $3.6 million of Star Gas NIDA loss in the third quarter of 1995 due to the Star MLP.

Liquidity and Financial Condition

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

For 1996, net cash provided by operating activities of $28.8 million, combined with the opening cash balance at January 1, 1996 of $78.3 million, and the receipt of Star Gas's minimum quarterly distribution of $2.9 million, amounted to $110.0 million. These funds were utilized in investing activities for acquisitions and purchase of fixed assets of $25.7 million (which includes $2.0 million of capital expenditures associated with the Long Island regional customer service center discussed in footnote 5 of the notes to the condensed consolidated financial statements); and in financing activities to pay dividends of $13.9 million, redeem preferred stock of $4.2 million, repay notes payable of $2.1 million, and repurchase subordinated notes of $48.6 million (as described in the preceding paragraph). These financing activities were partially offset by cash provided by other financing activities of $5.6 million (which includes $1.4 million of dividend reinvestment proceeds and the release of $3.0 million from the Star Gas minimum quarterly distribution guarantee based upon the fulfillment of the guarantee provisions). In addition, the sale of the Company's Springfield Massachusetts operations generated $4.1 million of proceeds. As a result of the above activities, the Company's cash balance decreased by $53.1 million to $25.2 million at September 30, 1996.

The Company currently has available a $60.0 million working capital revolving credit facility. At September 30, 1996, there were no working capital revolving credit facility borrowings, and the Company had $25.2 million of working capital.

For the remainder of 1996, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $3.8 million. Based upon the Company's current cash and working capital position and bank credit facility, the Company expects to be able to meet all of its current obligations as they become due.

Star Gas Strategic Alternatives

On August 1, 1996 Star Gas Partners, L.P. ("Star Gas") announced that it had retained an investment banking firm to assist it in the development and consideration of strategic alternatives designed to maximize the value of Star Gas to its unitholders, including Petro which owns a 46.5% equity interest. The alternatives that were to be investigated included, but were not limited to, the sale or merger of Star Gas. Star Gas has received indications of interest from a variety of potential acquirers and merger partners, which it is currently evaluating. Star Gas expects to conclude this evaluation of alternatives some time during the fourth quarter of 1996 or the first quarter of 1997.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibits Included Within:

           (27)     Financial Data Schedule

           10.54 Fourth Amended and Restated Credit Agreement, dated September 27, 1996, among Petroleum Heat and Power Co., Inc. the banks and other financial institutions from time to time parties hereto and The Chase Manhattan Bank.

      (b)Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


Signature               Title                                Date
---------               -----                                ----


/s/ Irik P. Sevin       President, Chairman of the           November 14, 1996
-----------------       Board, Chief Executive Officer,
Irik P. Sevin           and Chief Financial and
                        Accounting Officer and Director