Form 10-K
period 1996-12-31
PETROLEUM HEAT & POWER CO INC
filed 1997-03-11
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 Commission File No. 2-88526

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996   OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________________to___________________________
Commission file number__________________________________________________________

                       PETROLEUM HEAT AND POWER CO., INC.
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                          06-1183025
------------------------------------              --------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

2187 Atlantic Street, Stamford, CT                 06902
------------------------------------               --------------------
(Address of principal executive Offices)           (Zip Code)

       Registrant's telephone number, including area code: (203) 325-5400

       Securities registered pursuant to Section 12(g) of the Act:

       Class A Common Stock
       --------------------
       (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No__

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 4, 1997 was approximately $80,694,531.

As of March 4, 1997 there were 23,149,769 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     The documents incorporated by reference into this Form 10-K and the parts hereof into which such documents are incorporated are listed below:

Document                                                                Part
--------                                                               ------

Those portions of the registrant's proxy                                III
statement for the registrant's 1997 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K

                                     PART I

                                ITEM 1. BUSINESS

     Petroleum Heat and Power Co., Inc. is the largest retail distributor of home heating oil in the United States, with total sales of $608.2 million for the year ended December 31, 1996. Petro serves approximately 400,000 customers in the Northeast and Mid-Atlantic states, including the metropolitan areas of New York City, Boston, Washington, D.C., Baltimore, Providence and Hartford.

     In addition to selling home heating oil, the Company installs and repairs heating equipment. The Company considers such services, which are typically not designed to generate profits, to be an integral part of its basic fuel oil business and generally does not provide service to any person who is not a heating oil customer. The Company provides home heating equipment repair service 24 hours a day, 365 days a year, generally within four hours of request, and regularly provides various service incentives to obtain and retain customers. To a limited extent, the Company also markets other petroleum products, including diesel fuel and gasoline, to commercial customers.

     The Company's volume, cash flow and operating profits before depreciation and amortization have increased significantly since 1980, primarily because of its acquisition of other home heating oil businesses. The home heating oil industry is large, highly fragmented and undergoing consolidation, with approximately 3,700 independently owned and operated home heating oil distributors in the Northeast. Petro is the principal consolidator in this industry and, since 1979, when current management assumed control, has acquired 178 retail heating oil distributors. Petro acquires distributors in both new and existing markets and integrates them into the Company's existing operations. Economies of scale are realized from these purchases through the centralization of accounting, data processing, fuel oil purchasing, credit and marketing functions. Due to its acquisition history, the Company is well known in the heating oil industry and is regularly contacted by potential sellers. In addition, the Company has become more proactive in identifying and contacting potential acquisition candidates. As a result of its growth strategy, heating oil volume sold increased from 59.4 million gallons in 1980 to 456.1 million gallons for the year ended December 31, 1996, a compound annual growth rate of 13.6%. The Company believes that it is uniquely positioned to continue its strategy given the Company's acquisition expertise, reputation, access to capital and the absence of competitors with a comparable combination of these attributes. Despite the Company's size, Petro estimates that its customer base represents only approximately 5% of the residential home heating oil customers in the Northeast.

     The Company's business, the sale of home heating oil principally to residential customers, has been relatively stable primarily due to the following fundamental industry characteristics: (i) residential demand for heating oil has been relatively unaffected by general economic conditions due to the non-discretionary nature of heating oil purchases, (ii) homeowners have tended to remain with their existing distributors of heating oil products and (iii) loss of customers to other energy sources, primarily natural gas, has been low due to either the high cost of conversion from home heating oil or lack of availability of natural gas. While weather can have a material effect on the Company's sales in any particular year, temperatures over the past 30 years have been relatively stable, and as a result have not had a significant impact on the Company's long-term performance.

INVESTMENT IN STAR GAS

     In December 1993, the Company purchased a 29.5% equity interest in Star Gas Corporation ("Star Gas") for $16.0 million and acquired options to purchase the remaining equity interest. In December 1994, the Company completed the acquisition of Star Gas for approximately $25.9 million by exercising its right to purchase the remaining outstanding common equity of Star Gas through the payment of $3.8 million in cash and the issuance of 2.5 million shares of the Company's Class A Common Stock. In November 1995, Star Gas Partners, L.P., a Delaware limited partnership ("Star Gas Partners"), and Star Gas organized Star Gas Propane, L.P., a Delaware limited partnership (the "Operating Partnership"). Star Gas is the general partner of both Star Gas Partners and the Operating Partnership. In December 1995, Petro transferred substantially all of its propane assets and liabilities to Star Gas, which then transferred substantially all of its assets and liabilities to the Operating Partnership in exchange for general and limited partner interests. In December 1995, Star Gas Partners completed its initial public offering of approximately 2.9 million common units of limited partner interests at a price of $22 per unit and, concurrently, Star Gas issued approximately $85.0 million in first mortgage notes to certain institutional investors.

     As a result of the foregoing transactions (the "Star Gas Transactions"), Star Gas received a 46.5% equity interest in Star Gas Partners and Petro received net proceeds of $134.7 million, of which $72.6 million was used to repay $67.8 million in principal amount of long-term debt and $6.0 million was reserved to guarantee Star Gas Partners' minimum quarterly distribution. At December 31, 1996 $3.0 million remained as a reserve to guarantee Star Gas Partners' minimum quarterly distributions and $3.0 million had been released as certain quarterly targets were achieved. Petro also received $4.3 million of minimum quarterly distributions from Star Gas Partners for the year ended December 31, 1996, which represented three-fourths of the anticipated annual distribution.

     With the acquisition of Star Gas on December 7, 1994, and its operation as a wholly-owned subsidiary of the Company until December 19, 1995, the Company's operations were consolidated and classified into two business segments: Home Heating Oil and Propane. For financial information regarding the Company's business segments, see Note 17 to the Company's Consolidated Financial Statements included elsewhere herein. As a result of the Star Gas Transactions, the Company currently accounts for its investment in Star Gas Partners following the equity method of accounting.

     In August 1996, Star Gas Partners announced that it had retained Morgan Stanley & Co. Incorporated to assist it in the development and consideration of strategic alternatives including the possibility of a sale or merger. In March 1997, Star Gas Partners announced that as a result of this review, as well as its assessment of its financial results and prospects, it had determined to discontinue this effort and retain its independence and pursue opportunities for growth in the coming years.

FUNDAMENTAL CHARACTERISTICS

Unaffected by General Economy

     The Company's business is relatively unaffected by business cycles. As home heating oil for residential use is such a basic necessity, variations in the amount purchased as a result of general economic conditions have been limited.

Customer Stability

     The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors or home buyers to remain with the previous homeowner's distributor. While the Company loses approximately 90% of the customers acquired in an acquisition (during the first six years), approximately 40% of these losses are as a result of customers moving, and of these losses the Company is able to retain approximately 70% of the homes underlying the original customer list purchased.

     In addition, approximately 90% of the Company's customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer's historical consumption patterns and prevailing weather conditions. The Company delivers home heating oil approximately six times during the year to the average customer. The Company's practice is to bill customers promptly after delivery. In addition, approximately 40% of the Company's customers are on the Company's budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

Weather Stability

     The Company's business is directly related to the heating needs of its customers. Accordingly, the weather can have a material effect on the Company's sales in any particular year, such as in 1990 and 1991, which were the first and third warmest years in the century. However, the temperatures over the past 30 years have been relatively stable, and as a result have not had a significant impact on the Company's performance except on a short-term basis.

Insulation from Oil Price Volatility

     Although the price of crude oil can be volatile, historically this has not materially affected the performance of the Company since over the years it has added an increasing gross margin onto its wholesale costs, designed to offset the impact of inflation, account attrition and weather. As a result, variability in supply prices has affected net sales, but generally has not affected gross profit or net income, and as such, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of the decrease in volume would be to reduce net income.

     Approximately 20% of the Company's total sales are made to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated in April of each year in light of then current market conditions. The Company currently enters into forward purchase contracts for a substantial majority of the oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while those customers whose oil was not purchased in advance would be unaffected or higher than expected.

     The Company used options to hedge and reduce the risk associated with a substantial portion of the heating oil forward purchase contracts acquired as of December 31, 1996. Should the cost of heating oil significantly decline below the acquisition cost, these options would substantially offset the effects of such decline.

Conversions to Natural Gas

         The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The Company believes that approximately 1% of its customer base annually converts from home heating oil to natural gas. Even when natural gas had a significant price advantage over home heating oil, such as in 1980 and 1981 when there were government controls on natural gas prices or, for a short time in 1990 and 1991, during the Persian Gulf crisis, the Company's customers converted to natural gas at only a 2% annual rate. During the latter part of 1991 and through 1996, natural gas conversions have returned to their approximate 1% historical annual rate as the prices for the two products have been at parity.

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

Operating Strategy

     In recent years, the Company has increased its focus on its operating strategy. As a result of a major strategic study aimed at improving organizational and marketing effectiveness, Petro has recently begun to implement an operational restructuring program designed to improve the Company's productivity and responsiveness to customers. Based on its size, the Company is seeking to redefine its organizational structure and to access developments in communications and computer technology which are currently in use by other large distribution businesses, but which are generally not used by retail heating oil companies. In addition, Petro is seeking to create a premium brand image that will capitalize on both its size and the lack of consumer brand awareness in the heating oil industry. These efforts are designed to reduce operating costs, maximize customer satisfaction, build name recognition and minimize net customer attrition.

     As part of the implementation of this operational restructuring program, in April 1996, the Company opened its first regional customer service center on Long Island, New York. This state-of-the-art facility currently conducts all activities which interface with the Company's approximate 100,000 Long Island customers, including sales, customer service, credit and accounting. The Company is also now operating under the single brand name of "Petro" on Long Island, rather than the 12 brand names previously in use. In connection with the opening of the customer service center, five full-function branches were consolidated into three strategically located delivery and service depots to serve the Company's customers more efficiently. In October 1996, the Company announced the formation of its Mid-Atlantic operating region. The Company will continue to test and refine its systems in preparation for implementation of optimal operating structures throughout the Company. The Company anticipates that the total cost of this program will be approximately $21.0 million over four years, of which approximately $6.0 million has been incurred to date.

Acquisition Strategy

     The Company's acquisition strategy is to continue to grow its fuel oil operations through the acquisition and integration of additional distributors in existing and new markets. The Company's acquisitions typically result in significant economies of scale through centralization of the accounting, data processing and fuel oil purchasing functions of the acquired distributor. As the Company's regionalization program is implemented, the Company believes that it may realize additional economies in the areas of credit, marketing and customer service.

Marketing Strategy

     The Company's marketing strategy is based on providing service to quality-minded customers who desire problem-free heating from their heating oil supplier. As described above, the Company is consolidating its operations under one brand name, and is building that brand name by employing an upgraded, professionally trained and managed sales force and using a professionally developed mass marketing campaign, including radio and print advertising media. The Company has a nationwide toll free telephone number, 1-800-OIL-HEAT, which the Company believes helps it to build customer awareness and brand identity.

     The Company is employing new means of acquiring customers, including co-marketing arrangements with realtors, builders, home inspectors and other affinity groups. In addition, during the first quarter of 1997, the Company intends to commence a new direct mail marketing initiative targeted at homes in transition. This program is designed to contact potential customers before they have moved to their new residences in advance of solicitations from competing suppliers. The Company is also in the process of refining its product/pricing strategy to better meet the needs of desired customer segments.

Customers and Sales

     The Company currently serves approximately 400,000 customers in the following 26 markets:

New York                 Massachusetts                 New Jersey
Bronx, Queens and        Boston (Metropolitan)         Camden
 Kings Counties          Northeastern Massachusetts    Neptune
Dutchess County          (Centered in Lawrence)        Newark(Metropolitan)
Staten Island            Worcester                     North Brunswick
Eastern Long Island                                    Rockaway
Western Long Island                                    Trenton

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

SUPPLIERS

     The Company obtains its fuel oil in either barge or truckload quantities, and has contracts with approximately 70 third party storage terminals for the right to temporarily store its heating oil at their facilities. Purchases are made pursuant to supply contracts or on the spot market. The Company has market price based contracts for substantially all its petroleum requirements with 14 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers to the Company for over 10 years. The Company's current suppliers are: Amerada Hess Corporation; Bayway Refining Co.; Citgo Petroleum Corp.; Coastal New England and New York; George E. Warren Corp.; Global Petroleum Corp.; Koch Refining Company, L.P.; Louis Dreyfus Energy Corp.; Mieco, Inc.; Mobil Oil Corporation; Northeast Petroleum, a division of Cargill, Inc.; Northville Industries Corp.; Sprague Energy; and Sun Oil Company. Typically the Company's supply contracts have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities, and in most cases do not establish in advance the price at which fuel oil is sold, which, like the Company's price to most of its customers, is established from time to time.

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

     Long-standing customer relationships are typical in the retail home heating oil industry. Many companies in the industry, including Petro, deliver home heating oil to their customers based upon weather conditions and historical consumption patterns without the customer making an affirmative purchase decision each time oil is needed. In addition, most companies, including Petro, provide home heating equipment repair service on a 24-hour per day basis, which tends to build customer loyalty.

EMPLOYEES

     As of December 31, 1996, the Company had 2,472 employees, of whom 623 were office, clerical and customer service personnel, 742 were heating equipment repairmen, 668 were oil truck drivers and mechanics, 238 were management and staff and 201 were employed in sales. Approximately 400 of those employees are seasonal and are rehired annually to support the requirements of the heating season. Approximately 700 employees are represented by 20 different local chapters of labor unions.

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

PROPANE BUSINESS

     In addition to its heating oil business, the Company owns a 46.5% equity interest in Star Gas Partners, which is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. The Company believes that Star Gas Partners is the ninth largest retail propane distributor in the United States, serving approximately 153,000 customers from 67 branch locations and 34 satellite storage facilities in the Midwest and Northeast. Star Gas Partners also serves approximately 70 wholesale customers from its wholesale operation in southern Indiana.

     Star Gas Partners' strategy is to maximize its cash flow and profitability, primarily through acquisitions of small- to medium-sized local and regional independent propane distributors. It focuses on those companies with a relatively large percentage of residential customers, which generate higher margins than other types of customers, and those located in the Midwest and Northeast, where the Company believes that Star Gas Partners can attain higher margins than in other areas in the United States.

     During the fiscal year ended September 30, 1996, approximately 71% of Star Gas Partners' sales (by volume of gallons sold) were to retail customers (of which approximately 56%, 22%, 13% and 9% were sales to residential customers, industrial/commercial customers, agricultural customers and motor fuel customers, respectively) and approximately 29% were to wholesale customers. Approximately 70% to 75% of Star Gas Partners' retail propane volume is sold during the peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales, operating profits and cash flows may vary significantly from quarter to quarter.

     Star Gas Partners obtains propane from approximately 30 sources, all of which are domestic or Canadian companies. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. Substantially all of Star Gas Partners' propane supply for its Northeast retail operations are purchased under annual or longer term supply contracts, which generally provide for pricing in accordance with market prices at the time of delivery. Star Gas Partners typically supplies its Midwest retail and wholesale operations by a combination of (i) spot purchases from Mont. Belvieu, Texas, which are transported by pipeline to Star Gas Partners' 21 million gallon underground storage facility in Seymour, Indiana, and then delivered to the Midwest branches and (ii) purchases from a number of Midwest refineries which are transported by truck to the branches either directly or via the Seymour facility. A portion of the refinery purchases are purchased under contract.

     Star Gas Partners' business is highly competitive. Propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. In addition to competing with alternative energy sources, Star Gas Partners competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local level with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. Based on industry publications, Star Gas Partners believes that the ten largest multi-state marketers, including Star Gas Partners, account for less than 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Star Gas Partners' retail distribution branches compete with five or more marketers or distributors.

                               ITEM 2. PROPERTIES

     The Company provides services to its customers from 26 branches/depots and 18 satellites, 12 of which are owned and 32 of which are leased, in 26 marketing areas in the Northeast and Mid-Atlantic Regions of the United States.

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


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Class A Common Stock

     The Company's Class A Common Stock is traded on the National Association of Securities Dealers Inc. National Market under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock for 1995 and 1996 were as follows:

                      1995                                  1996
         ------------------------------------   --------------------------------
Quarter   High        Low      Dividend          High        Low       Dividend
-------   ----        ---      --------          ----        ---       --------

1st      $ 9 1/4    $ 6 3/4    $.1500          $ 8 1/4     $ 6 1/2     $.1500
2nd        8 1/4      6 1/2     .1500            7 3/4       6 1/2      .1500
3rd        8 3/4      7         .1500            7 3/4       6 1/4      .1500
4th        8 1/2      6 3/4     .1500            7 3/4       5 5/8      .1500


     The last sale price of the Class A Common Stock on March 4, 1997 was $5 3/8 per share. As of March 4, the Company had 241 shareholders of record of its Class A Common Stock. The Company declared a dividend of $.15 per share of Class A Common Stock which was paid on January 2, 1997 to holders of record as of December 16, 1996. The Company has also declared a dividend of $.075 per share of Class A Common Stock payable on April 1, 1997 to holders of record on March 17, 1997.

Class B Common Stock

     During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994. The Company's Articles of Incorporation provide that when the Company terminates the Special Dividends, the holders of Class B Common Stock have the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends. As a result of terminating the Special Dividends, the Company has repurchased 206,303 shares of Class B Common Stock for approximately $3.6 million.

     As of March 4, 1997 there were 11,228 shares of Class B Common Stock outstanding which is no longer listed on the American Stock Exchange, nor is there an established public trading market for it.

Class C Common Stock

     There is no established trading market for the Company's Class C Common Stock, $.10 par value. The number of record holders of the Company's Class C Common Stock at March 4, 1997 was 24.

     The Company declared cash dividends on its Class C Common Stock of $.60 per share in 1995 and declared cash dividends of $.60 per share in 1996. In addition, the Company declared a dividend of $.15 per share of Class C Common Stock which was paid on January 2, 1997 to holders of record as of December 16, 1996. The Company has declared a dividend of $.075 per share of Class C Common Stock payable on April 1, 1997 to holders of record on March 17, 1997.

Dividend Policy

     The Company is currently paying quarterly dividends on its Class A and Class C Common Stock at an annual rate of $.30 per share. The Company has historically paid dividends on January 2, April 1, July 1 and October 1 of each year.

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

     The Company may pay dividends on the Class A Common Stock and Class C Common Stock only upon paying all current and cumulative dividends on the Redeemable Preferred Stock and the 12 7/8% Exchangeable Preferred Stock. The Company has paid all current and cumulative dividends on such stock. The Company believes that it has sufficient liquidity to meet all dividend requirements on its preferred stock and to pay cash dividends on the Class A Common Stock and the Class C Common Stock.

     Under the terms of the Company's debt instruments, the Company is restricted to the amount of dividend distributions it can make on its capital stock. Under the most restrictive dividend limitations, $8.8 million was available for the payment of dividends on all classes of Common Stock at December 31, 1996. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter, and by the new issuance of capital stock.

                    ITEM 6. SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. The Company typically generates net income and NIDA in the quarters ending in March and December and experiences net losses and negative NIDA during the non-heating season quarters ending in June and September. Although EBITDA and NIDA should not be considered substitutes for net income (loss) as an indicator of the Company's operating performance and NIDA is not a measure of the Company's liquidity, they are included in the following tables as they are the principal bases upon which the Company assesses its financial performance. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                                              Year Ended December 31,
                                         ---------------------------------------------------------------------
                                           1992           1993           1994          1995             1996
                                         --------       --------       --------       -------          -------
                                                            (in thousands, except per share data)
Income Statement Data:
Net sales                                $512,430       $538,526       $546,677      $609,507         $608,161
Cost of sales                             350,941        366,809        362,981       387,825          427,388
                                         --------       --------       --------       -------          -------
  Gross profit                            161,489        171,717        183,696       221,682          180,773

Operating expenses                        110,165        123,280        128,310       164,929          143,069
Amortization of customer lists             23,496         23,183         19,748        20,527           18,611
Depreciation of plant and equipment         5,534          5,933          6,469        12,374            6,574
Amortization of deferred charges            5,363          5,548          6,177         6,142            4,760
Provision for supplemental benefit          1,974            264            373         1,407              873
                                          --------       --------       --------      --------         --------
  Operating income                         14,957         13,509         22,619        16,303            6,886

Interest expense-net                       18,622         20,508         23,766        38,792           32,412
Other income (expense)-net                   (324)          (165)           109           218            1,842
                                          --------       --------       --------      --------         --------
  Loss before income taxes,
   equity interest in Star Gas,
   and extraordinary item                  (3,989)        (7,164)       (1,038)       (22,271)         (23,684)
Income taxes                                  400            400           600            500              500
                                          --------       --------       -------       --------         --------
  Loss before equity interest in
   Star Gas and extraordinary item         (4,389)        (7,564)       (1,638)       (22,771)         (24,184)

  Share of income (loss) of Star Gas            -              -        (1,973)           728            2,283
                                          ---------      --------       -------       --------         --------

  Loss before extraordinary item           (4,389)        (7,564)       (3,611)       (22,043)         (21,901)
Extraordinary item-loss on
  early extinguishment of debt                  -           (867)         (654)        (1,436)          (6,414)
                                          ---------      --------       -------       --------         --------
Net loss                                  $ (4,389)     $ (8,431)      $(4,265)      $(23,479)        $(28,315)
                                          =========     =========      ========      =========        =========

Net loss applicable to Common Stock       $ (8,842)     $(11,798)      $(7,776)      $(26,742)        $(30,704)


Net income (loss) per common share:
  Class A Common Stock                    $  (.81)      $   (.57)      $   (.37)     $  (1.06)        $  (1.20)
  Class B Common Stock                       1.14           1.88           1.10             -                 -
  Class C Common Stock                       (.81)          (.57)          (.37)        (1.06)           (1.20)

Cash dividends declared per
common share:
 Class A Common Stock                     $0.18            $0.525          $0.55         $0.60         $   0.60
 Class B Common Stock                      1.14             1.88            1.10             -                -
 Class C Common Stock                      0.18             0.525           0.55          0.60             0.60


Weighted average number of
common shares outstanding:
 Class A Common Stock                    12,854            18,993         19,195        22,711            22,983
 Class B Common Stock                     2,447               217            152            15                12
 Class C Common Stock                     2,545             2,545          2,550         2,598             2,598



                                          1992           1993           1994          1995             1996
                                          ----           ----           ----          ----             ----
Balance Sheet Data:
Cash                                   $  3,860        $  4,614       $ 15,474       $ 78,285        $  3,257
Working capital (deficiency)             (6,744)         16,694         28,344         65,408          18,093
Total assets                            252,783         256,589        397,174        357,241         275,025
Long-term debt                          135,058         185,311        309,945        294,429         291,337
Redeemable preferred stock
 (long-term portion)                     37,718          20,833         36,632         12,500           8,333
Stockholders' deficiency                (33,917)        (61,964)       (66,176)      (100,903)       (145,733)

Summary Cash Flow Data:
Net Cash provided by (used in)
operating activities                   $ 26,713        $ 36,637       $ 31,449       $ (1,707)      $ (3,852)
Net Cash provided by (used in)
  investing activities                  (49,143)        (34,337)       (31,672)        16,613        (26,193)
Net Cash provided by (used in)
financing activities                     23,381          (1,546)        11,083         47,905        (44,983)

Other Data:
EBITDA(1)                              $ 51,325         $ 48,437       $ 55,386       $ 56,753       $ 37,704
NIDA(2)                                $ 27,721         $ 24,043       $ 27,666       $ 14,650       $  9,354
Gallons of home heating oil
  and retail propane sold               423,354          443,487        456,719        503,610        456,141

----------
(1) "EBITDA" (Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that EBITDA is a principal basis upon which the Company assesses its financial performance.

(2) "NIDA" (Net Income (Loss) Before Extraordinary Item, Depreciation and Amortization)is defined as net income (loss) before extraordinary item, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges, associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, plus any cash dividends received by the Company from these investments. NIDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information in that NIDA is a principal basis upon which the Company assesses its financial performance.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Overview

     In analyzing the Company's results, investors should consider a variety of factors unique to the Company and the heating oil industry. These include the Company's active acquisition program, the rapid rate of amortization of customer lists purchased in heating oil acquisitions and the Company's recent transactions involving its propane operations. First, the financial results of a given year do not reflect the full impact of that year's acquisitions. In addition, acquisitions made during the spring and summer months generally have a negative effect on earnings in the calendar year in which they are made. Second, substantially all purchased intangibles have been comprised of customer lists and covenants not to compete. Amortization of customer lists is a non-cash write-off which is accounted for 90% over a six-year period and the balance over a 25-year period. The covenants not to compete are amortized over the lives of the covenants, which generally range from five to seven years. Third, as a result of the conversion of Petro's propane operations, including the operations of Star Gas Corporation ("Star Gas"), into a Master Limited Partnership in December 20, 1995 (the "Star Gas Transactions"), Petro's 1996 results account for Star Gas' performance on an equity basis. In contrast, Petro's 1995 results account for the Company's propane operations on a consolidated basis through December 20, 1995, and on an equity basis for the last eleven days of 1995. As a result and in an effort to make the following discussion more meaningful, the analysis of results is focused primarily on Petro's home heating oil operations.

1996 Compared to 1995

     Volume. Heating oil volume increased 8.8% to 456.1 million gallons for 1996, as compared to 419.6 million gallons for 1995. This increase was largely due to gallonage from twenty three heating oil acquisitions completed since January 1, 1995, as well as to colder weather than in the previous year. Combined total retail gallons of heating oil and propane decreased 9.4% from 1995 to 1996, as retail propane volume, which amounted to 84.0 million gallons in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

     Net sales. Net sales for the Company's heating oil business increased 19.5% to $608.2 million for 1996, as compared to $509.1 million for 1995. This growth was due both to increased volume and to higher selling prices associated with the significant increases in wholesale product costs during fiscal 1996. Combined total sales of heating oil and propane remained relatively unchanged from 1995 to 1996, as propane sales, which amounted to $100.4 million in 1995, were excluded from Petro's 1996 financials as a result of the Star Gas Transactions.

     Gross profit. Gross profit for the Company's heating oil business increased 8.0% to $180.8 million for 1996, as compared to $167.4 million for 1995. The growth in gross profit resulted primarily from the increased volume and was partially offset by an unusual slight decline in home heating oil margins caused by significant and rapid increases in supply costs and the effect of record winter storms in early 1996 on net service expense, which is included in the Company's calculation of gross profit. Combined total gross profit declined 18.5% from 1995 to 1996, as propane gross profit, which amounted to $54.2 in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the Company's heating oil business increased 8.7% to $105.6 million for 1996, as compared to $97.2 million for 1995. Despite the impact of inflation-related cost increases and the impact of certain expenses related to the operational restructuring, selling, general and administrative expenses declined slightly on a per gallon basis, reflecting economies resulting from the increased volume. Combined total selling, general and administrative expenses decreased 17.7% from 1995 to 1996, as propane expenses, which amounted to $31.1 million in 1995, were excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

     Direct delivery expenses. Direct delivery expenses for the Company's heating oil business increased 15.4% to $33.1 million for 1996, as compared to $28.7 million for 1995. In addition to the growth in volume delivered, this increase was also due to inflation-related cost increases and the severe first quarter snow storms, which impacted delivery productivity and required the Company to pay unusually high overtime and retain additional temporary personnel. Combined total direct delivery expenses decreased 9.6% from 1995 to 1996, as propane delivery expenses, which amounted to $7.9 million in 1995, were excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

     Restructuring charges. Restructuring charges for 1996 were $1.2 million. These charges represent costs associated with the Company's regionalization and consolidation of its five full-function Long Island branches into one regional customer service center and three strategically located delivery and service depots. The customer service center began operation during May 1996 and represents the first stage of implementation of an operational effectiveness study conducted by a nationally recognized consulting firm and senior management in 1995.

     Corporate identity expenses. Corporate identity expenses for 1996 were $2.7 million. These expenses represent costs associated with the Company's brand identity program in Long Island, and include the repainting of over 400 delivery and service vehicles in the region. Through this program, the Company is seeking to build significant brand equity by marketing its services throughout the region under the "Petro" brand name, rather than the twelve brands previously in use.

     Pension curtailment costs. Pension curtailment costs for 1996 were $0.6 million. This non-cash charge represents the one-time costs associated with the "freezing" of one of the Company's two defined benefits plans, which resulted in the acceleration of previously unrecognized prior service costs.

     Amortization of customer lists. Amortization of heating oil customer lists increased 1.6% to $18.6 million for 1996, as compared to $18.3 million for 1995, due to the Company's recent acquisitions, which were partially offset by the impact of certain customer lists becoming fully amortized. Combined total amortization of customer lists decreased 9.3% from 1995 to 1996, as propane customer list amortization, which amounted to $2.2 million in 1995, was excluded in Petro's 1996 operating results as a result of the Star Gas Transactions.

     Depreciation of plant and equipment. Depreciation of heating oil plant and equipment increased 10.7% to $6.6 million for 1996, as compared to $5.9 million for 1995, as a result of the Company's recent fixed asset additions associated with acquisitions, which outpaced the impact of certain assets becoming fully depreciated. Combined total depreciation of plant and equipment decreased 46.9% from 1995 to 1996, as propane-related depreciation, which amounted to $6.4 million in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

     Amortization of deferred charges. Amortization of heating oil deferred charges decreased 8.5% to $4.8 million for 1996, as compared to $5.2 million for 1995, as a result of certain deferred items becoming fully amortized. Combined total amortization of deferred charges decreased from $6.1 million for 1995 to $4.8 million for 1996, as the impact of propane-related amortization of deferred charges, which amounted to $0.9 million in 1995, was excluded in Petro's 1996 operating results as a result of the Star Gas Transactions.

     Provision for supplemental benefits. Provision for supplemental benefits declined to $0.9 million for 1996, as compared to $1.4 million for 1995. These supplemental benefits reflect the extension of the exercise date of certain options previously issued. The decrease in the provision for supplemental benefits is due to a reduction in the required accrual pertaining to those options.

     Operating income. Operating income for the Company's heating oil business decreased to $6.9 million for 1996, as compared to $10.7 million for 1995. Excluding restructuring and corporate identity costs associated with the Company's regionalization program and one-time pension curtailment costs associated with the termination of one of the Company's two defined benefit plans, operating income increased 4.9% to $11.3 million. This improvement was largely a result of higher volume. Combined total operating income decreased $9.4 million, as the impact of propane-related operating income, which amounted to $5.6 million in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

     Net interest expense. Net interest expense declined 16.4% to $32.4 million for 1996, as compared to $38.8 million for 1995. This decrease was due to the decline in average borrowings versus the prior period resulting from the application of proceeds from the Star Gas Transactions to debt repayment.

     Other income. Other income was $1.8 million for 1996 and $0.2 million for 1995, reflecting the sale of the Company's underperforming Springfield, Massachusetts and New Hampshire heating oil operations during the second quarter of 1996 and the first quarter of 1995, respectively.

     Equity in earnings of Star Gas Partnership. The Company's share of earnings of Star Gas Partners was $2.3 million for 1996. For 1995, Star Gas' results were consolidated with the Company's through December 20, 1995, and equity in earnings of Star Gas were $0.7 million for the final eleven days of 1995. In 1996, the Company received $4.3 million in distributions from Star Gas Partners, reflecting the Company's ownership of partnership interests for the period of December 20, 1995 to September 30, 1996. Due to the lagged nature of these distributions, the Company received distributions on its interest from October 1, to December 31, 1996 during the first quarter of fiscal year 1997. Total distributions received by the Company for its ownership interest in Star Gas Partners for the full year 1996 were $5.5 million.

     Income before extraordinary items. Income before extraordinary items remained relatively unchanged at a loss of $21.9 million for 1996, as compared to a loss of $22.0 million for 1995. Excluding the restructuring, corporate identity and pension curtailment costs, income before extraordinary items improved to a loss of $17.5 million. This improvement was largely due to the $6.4 million reduction in interest expense and the $1.6 million increase in other income. Partially offsetting these gains was the elimination of $5.6 million of Star Gas operating income in 1995 as a result of the Star Gas Transactions, which was greater than the $1.6 million increase in equity in earnings of Star Gas for 1996 versus 1995.

     Extraordinary item - loss on early extinguishment of debt. In February 1996, the Company recorded an extraordinary charge of $6.4 million in connection with the retirement of $43.8 million of 12 1/4% Subordinated Debentures due 2005. This amount includes both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt. In 1995, the Company recorded an extraordinary charge of $1.4 million related to the repayment of $12.8 million of debt due March 2000.

     Net income/(loss). Net loss increased to $28.3 million for 1996, as compared to a loss of $23.5 million for 1995. This increase was largely due to the extraordinary item described above.

     EBITDA.* EBITDA for the Company's heating oil business decreased 9.3% to $37.7 million, as compared to $41.6 million for 1995. Excluding one-time restructuring, corporate identity and pension curtailment expenses, EBITDA increased to $42.1 million for 1996. This increase of 1.2% was less than the increase in volume as a result of the unusual decline in gross profit margins. Combined total EBITDA before these one-time costs and adding distributions of $4.3 million from Star Gas, representing Petro's ownership interest in Star through September 30, 1996, decreased 18.3% from 1995 to 1996, as the impact of propane EBITDA, which amounted to $15.2 million in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions. The majority of Petro's proceeds from the sale of a 53.5% interest in Star Gas were applied to the reduction of long-term debt and associated interest expense, which did not impact EBITDA.

     NIDA.** Total NIDA for the Company declined from $14.7 million in 1995 to $9.4 million in 1996. Excluding restructuring and corporate identity expenses, NIDA decreased by 10.2% to $13.2 million in 1996, as the loss of propane-related EBITDA due to the Star Gas Transactions was largely offset by a reduction in interest expense and the receipt of master limited partnership distributions from Star Gas.

----------
* EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any.

** NIDA is defined as net income (loss) before extraordinary items, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income
     (loss) derived from investments accounted for by the equity method, plus any cash dividends received by the Company from these investments.

1995 Compared with 1994

     Volume. Home heating oil and retail propane volume increased 10% to 503.6 million gallons in 1995, as compared to 456.7 million gallons in 1994. This increase was primarily due to the inclusion of gallonage from 11 home heating oil and propane acquisitions in 1995, as well as 12 home heating oil and propane acquisitions in 1994, including Star Gas, whose volume was fully reflected for the first time in 1995. Excluding the impact of the propane assets transferred in the Star Gas Transactions to Star Gas Partners (the "Propane Assets") in both 1994 and 1995, volume declined 4.6%, from 439.7 million gallons to 419.6 million gallons. This decline was largely due to warmer weather in 1995 and a change in the Company's scheduling of fuel oil deliveries, which, while improving operating efficiency, negatively impacted the year to year volume comparison. Heating oil volume was further impacted by the sale of the Company's New Hampshire operations, as well as by the loss of certain low margin interruptible, will call and bid customers, and by account attrition, which together offset the impact of heating oil acquisitions.

     Net sales. Net sales increased 11.5% to $609.5 million for 1995, as compared to $546.7 million in 1994. This increase was due to retail and wholesale sales associated with the Company's acquisitions. Excluding the impact of the Propane Assets in both 1994 and 1995, net sales declined 3.5% from $527.7 million to $509.1 million. This decrease was smaller than the decline in volume as a result of a slight increase in home heating oil selling prices and a 3.2% rise in service and installation revenues due to the acquisition of branches with, on average, higher service revenues than at the Company's historic locations.

     Gross profit. Gross profit increased 20.7% to $221.7 million in 1995, as compared to $183.7 million for 1994. Excluding the impact of the Propane Assets, gross profit fell 3.6%, from $173.7 million to $167.4 million. This decrease was also smaller than the decline in volume, largely as a result of increased heating oil margins and a 10.7% decline in net service loss, caused both by the growth in service and installation revenues and by the establishment of customer service departments, which resulted in the reclassification of certain service costs as general and administrative expenses in 1995 which were treated as service expenses in 1994.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 34.6% to $128.3 million in 1995, as compared to $95.3 million in 1994, due largely to the additional expenses associated with Star Gas, which accounted for $28.0 million, or 84.9%, of the increase. Excluding the Propane Assets, as well as the impact of the reclassification of certain service costs discussed above and one-time expenses related to a consulting study discussed above, selling, general and administrative expenses increased only 1.1% in 1995.

     Direct delivery expense. Direct delivery expense increased 11.0% to $36.6 million for 1995, as compared to $33.0 million for 1994. Excluding the impact of the Propane Assets, direct delivery expenses decreased 8.0%, from $31.2 million to $28.7 million, due both to the Company's ability to reduce direct delivery expenses in response to the decline in volume and to improved performance resulting from the change in delivery scheduling. As a result of these efforts, the Company's per unit delivery cost fell in 1995.

     Amortization of customer lists. Amortization of customer lists increased 3.9% to $20.5 million for 1995, as compared to $19.7 million for 1994. This increase was primarily due to customer list amortization associated with Star Gas. Excluding the Propane Assets, the Company experienced a decline in customer list amortization, from $18.9 million to $18.3 million, as a result of certain customer lists becoming fully amortized.

     Depreciation and amortization of plant and equipment. Depreciation and amortization of plant and equipment increased 91.3% to $12.4 million for 1995, as compared to $6.5 million for 1994. This increase was largely due to depreciation associated with Star Gas. Excluding the Propane Assets, the Company experienced a 13.2% increase in depreciation, from $5.2 million to $5.9 million, as a result of the Company's increased size and asset base.

     Amortization of deferred charges. Amortization of deferred charges remained virtually unchanged from the prior fiscal year at $6.1 million for 1995, as the $0.9 million increase in amortization associated with Star Gas was offset by a like amount of deferred charges associated with prior heating oil acquisitions which became fully amortized.

     Provision for supplemental benefits. Provision for supplemental benefits increased to $1.4 million for 1995, as compared to $0.4 million for 1994. This non-cash expense is related to the extension of the exercise date related to certain options previously issued. This event occurred late in fiscal year 1994; accordingly, the full impact is first reflected in fiscal year 1995.

     Operating income. Operating income declined $6.3 million to $16.3 million for 1995, as compared to $22.6 million for 1994. Excluding the Propane Assets, operating income declined from $20.1 million to $10.7 million for 1995, primarily due to the decline in volume and the one-time cost of the consulting study discussed above.

     Net Interest expense. Net interest expense increased by $15.0 million to $38.8 million for 1995, as compared to $23.8 million for 1994, due to increased average borrowings of $136.0 million, a substantial portion of which was used to finance the purchase of Star Gas. The remaining increase in average debt outstanding was primarily associated with the funding of the 22 other home heating oil and propane acquisitions completed in 1994 and 1995, as well as with increasing Petro's working capital to fund future expansion. While the Company was successful in refinancing $12.8 million of its debt in April 1995 at a lower borrowing rate, the average borrowing rate for the Company increased by 0.29% from 1994 to 1995 as a result of the Company's extension of its average maturity on its debt outstanding.

     Other income. Other income of $0.2 million for 1995 primarily represents the net gain recorded on the sale of certain customer lists and fixed assets, including the sale of the New Hampshire operations.

     Income taxes. Income taxes were $0.5 million for 1995, as compared to $0.6 million for 1994, and represent certain state taxes. The Company had losses for Federal Income Tax purposes in both 1994 and 1995. As of December 31, 1995, net operating loss carryforwards amounted to $76.2 million.

     Equity in earnings of Star Gas. For 1994, the Company recorded equity in losses of Star Gas of $2.0 million. This amount represented the share of Star Gas' loss associated with the Company's minority interest prior to its purchase of the remainder of Star Gas on December 7, 1994. From that date until December 19, 1995, the Company owned 100% of Star Gas; accordingly, Star's results were consolidated into the Company's, and the Company showed no such equity in losses. Subsequent to the December 19, 1995 conversion of Star Gas into a Master Limited Partnership, the Company owned 46.5% of Star Gas, and Star Gas' results were again accounted for under the equity method of accounting, resulting in equity in earnings of $0.7 million in 1995.

     Extraordinary item - loss on early extinguishment of debt. In April 1995, the Company recorded an extraordinary charge of $1.4 million in connection with the refinancing of $12.8 million of debt due in March 2000. This refinancing yielded a reduction in the borrowing rate on that debt of over 3.4% in 1995. In the comparable period in 1994, the Company also recorded an extraordinary charge of $0.7 million, when it refinanced $50.0 million in long-term notes that were scheduled to mature in June 1994.

     Net loss. Net loss increased from $4.3 million for 1994 to $23.5 million for 1995. This was primarily due to the decline in home heating oil volume, increased interest expense associated with the Company's acquisition of Star Gas, and an increase in non-cash depreciation and amortization expense at Star Gas.

     EBITDA. EBITDA increased 2.5%, or $1.4 million, to $56.8 million for 1995, as compared to $55.4 million for 1994, due to an increase in EBITDA of $11.6 million at Star Gas, largely offset by the decline in heating oil volume and one-time expenses related to the consulting study.

     NIDA. NIDA declined from $27.7 million for 1994 to $14.7 million for 1995. This decline was primarily due to the volume related home heating oil EBITDA decline and increased interest expense associated with the Company's acquisitions, primarily Star Gas.

Liquidity and Financial Condition

     It has been the Company's strategy to finance its growth through a combination of internally generated capital, the sale of common stock, and the issuance of redeemable preferred stock and debt. In the past five years, acquisitions and other asset requirements have been financed in the following manner: 31.3% with internally generated cash and funds from common stock offerings; 33.4% with redeemable preferred stock and long-term debt; and 35.3% from the net proceeds of the Star Gas Transaction.

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

     For 1996, the opening cash balance at January 1, 1996 of $78.3 million and the receipt of Star Gas's minimum quarterly distribution of $4.3 million (representing three-fourths of the anticipated annual distribution), combined with the net cash used in operating activities of $3.9 million, amounted to $78.7 million. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets of $34.6 million and in financing activities to pay dividends of $17.7 million, redeem preferred stock of $4.2 million, repay notes payable of $2.1 million, and repurchase subordinated notes of $48.6 million (as described in the preceding paragraph). These financing activities were partially offset by cash provided by other financing activities of $28.1 million (which includes $22.0 million of working capital credit facility borrowings, $2.1 million of dividend reinvestment proceeds and the release of $3.0 million from the Star Gas minimum quarterly distribution guarantee based upon the fulfillment of the guarantee provisions). In addition, the sale of the Company's Springfield Massachusetts operations generated $4.1 million of proceeds. As a result of the above activities, the Company's cash balance decreased by $75.0 million to $3.3 million at December 31, 1996.

     The Company currently has available a $60 million working capital revolving credit facility. At December 31, 1996 there were $22 million of borrowings outstanding under this facility, and the Company had $18.1 million of working capital.

     In February 1997, the Company completed the private placement of $30 million of 12 7/8% exchangeable preferred stock due 2009. Proceeds from this placement will be used for general corporate purposes, including the Company's operational restructuring and acquisition programs.

     For 1997, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $9.6 million, repaying $3.0 million of long-term debt, redeeming $4.2 million of Redeemable Preferred Stock and paying $4.7 million in preferred dividends. Based on the Company's current working capital position, funds generated from the February 1997 sale of preferred stock, bank credit availability and expected net cash provided by operating activities, the Company expects to be able to meet all of the above mentioned obligations in 1997.

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

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)  The following documents are filed as part of this report:

     1. The following consolidated financial statements are included in Part II, Item 8:

          Consolidated Financial Statements of Petroleum Heat and Power Co., Inc. and Subsidiaries:

               Independent Auditors' Reports

               Consolidated Balance Sheets, December 31, 1995 and 1996

               Consolidated Statements of Operations, years ended December 31, 1994, 1995 and 1996

               Consolidated Statements of Changes in Stockholders' Equity (Deficiency) years ended December 31, 1994, 1995 and 1996

               Consolidated Statements of Cash Flows, years ended December 31, 1994, 1995 and 1996

               Notes to Consolidated Financial Statements

     2.   The following financial schedule is submitted herewith:

          Schedule II - Valuation and Qualifying Accounts Years Ended December 31, 1994, 1995 and 1996

          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3.   (a) Exhibits

          The Exhibits which are listed on the Exhibit Index attached hereto.

     4.   Reports on Form 8-K

          None.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


Consolidated Financial Statements of Petroleum Heat and Power Co.,
     Inc. and Subsidiaries

        Independent Auditors' Report                                        F-2

        Consolidated Balance Sheets, December 31, 1995 and 1996             F-3

        Consolidated Statements of Operations, Years ended
           December 31, 1994, 1995 and 1996                                 F-4

        Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency), Years ended December 31, 1994,
           1995 and 1996                                                    F-5

        Consolidated Statements of Cash Flows, Years ended
           December 31, 1994, 1995 and 1996                                 F-6

        Notes to Consolidated Financial Statements                          F-8

Schedule for the years ended December 31, 1994, 1995 and 1996:

        II - Valuation and Qualifying Accounts                             F-27

        All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors of PETROLEUM HEAT AND POWER CO., INC.:

          We have audited the accompanying consolidated balance sheets of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audit of the consolidated financial statements we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP


Stamford, Connecticut
March 3, 1997

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)

                                                                    December 31,
                                                               ---------------------
Assets                                                            1995        1996
------                                                         ---------   ---------
Current assets:
  Cash and cash equivalents                                    $  78,285   $   3,257
  Restricted cash                                                  6,000       3,000
  Accounts receivable (net of allowance of $969 and $1,088)       95,361      93,362
  Inventories                                                     20,413      22,084
  Prepaid expenses                                                 6,115       7,008
  Notes receivable and other current assets                        1,617       1,299
                                                               ---------   ---------
     Total current assets                                        207,791     130,010
                                                               ---------   ---------

Property, plant and equipment - net                               30,263      30,666

Intangible assets (net of accumulated amortization
 of $264,456 and $283,486)
   Customer lists                                                 76,419      77,778
   Deferred charges and pension costs                             27,296      25,718
                                                               ---------   ---------
                                                                 103,715     103,496
                                                               ---------   ---------

Investment in and advances to the Star Gas Partnership            14,648       9,943
Other assets                                                         824         910
                                                               ---------   ---------
                                                               $ 357,241   $ 275,025
                                                               =========   =========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Working capital borrowings                                   $    --     $  22,000
  Current debt                                                    47,001       3,047
  Current maturities of cumulative redeemable
    exchangeable preferred stock                                   4,167       4,167
  Accounts payable                                                22,824      18,988
  Customer credit balances                                        19,610      17,468
  Unearned service contract revenue                               15,535      15,388
  Accrued expenses and other liabilities                          33,246      30,859
                                                               ---------   ---------
     Total current liabilities                                   142,383     111,917
                                                               ---------   ---------

Supplemental benefits and other liabilities                        1,658       1,584
Pension plan obligation                                            7,174       7,587
Notes payable and other long-term debt                            17,779      16,787
Senior notes payable                                              35,200      34,150
Subordinated notes payable                                       241,450     240,400

Cumulative redeemable exchangeable preferred stock                12,500       8,333

Common stock redeemable at option of stockholder (161 Class A
 and 40 Class C shares and 124 Class A and 31 Class C shares)      1,280         984
Note receivable from stockholder                                  (1,280)       (984)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 40,000 shares
  authorized, 22,653 and 22,931 shares outstanding                 2,266       2,294
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 14 and 11 shares outstanding                             1           1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,558 and 2,567 shares outstanding                     256         257

 Additional paid-in capital                                       76,418      78,804
 Deficit                                                        (174,972)   (221,024)
 Minimum pension liability adjustment                             (4,872)     (6,065)
                                                               ---------   ---------
     Total stockholders' equity (deficiency)                    (100,903)   (145,733)
                                                               ---------   ---------
                                                               $ 357,241   $ 275,025
                                                               =========   =========


          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                                Years Ended December 31,
                                                           ---------------------------------
                                                              1994        1995        1996
                                                           ---------   ---------   ---------
Net sales                                                  $ 546,677   $ 609,507   $ 608,161
Cost of sales                                                362,981     387,825     427,388
                                                           ---------   ---------   ---------
 Gross profit                                                183,696     221,682     180,773

Selling, general and administrative expenses                  95,314     128,295     105,601
Direct delivery expense                                       32,995      36,634      33,102
Restructuring charges                                           --          --         1,150
Corporate identity expenses                                     --          --         2,659
Pension curtailment expense                                     --          --           557
Amortization of customer lists                                19,749      20,527      18,611
Depreciation of plant and equipment                            6,469      12,374       6,574
Amortization of deferred charges                               6,177       6,142       4,760
Provision for supplemental benefits                              373       1,407         873
                                                           ---------   ---------   ---------
  Operating income                                            22,619      16,303       6,886

Other income (expense):
  Interest expense                                           (25,282)    (41,084)    (34,669)
  Interest income                                              1,516       2,292       2,257
  Other                                                          109         218       1,842
                                                           ---------   ---------   ---------

  Loss before income taxes, equity interest
    and extraordinary item                                    (1,038)    (22,271)    (23,684)
Income taxes                                                     600         500         500
                                                           ---------   ---------   ---------
  Loss before equity interest
    and extraordinary item                                    (1,638)    (22,771)    (24,184)
                                                           ---------   ---------   ---------

Share of income (loss) of Star Gas Partnership                (1,973)        728       2,283
                                                           ---------   ---------   ---------
  Loss before extraordinary item                              (3,611)    (22,043)    (21,901)
                                                           ---------   ---------   ---------
Extraordinary item-loss on early
   extinguishment of debt                                       (654)     (1,436)     (6,414)
                                                           ---------   ---------   ---------
  Net loss                                                 $  (4,265)  $ (23,479)  $ (28,315)
                                                           =========   =========   =========

Preferred Stock dividends                                     (3,511)     (3,263)     (2,389)
                                                           ---------   ---------   ---------
  Net loss applicable to common stock                      $  (7,776)  $ (26,742)  $ (30,704)
                                                           =========   =========   =========

Income (loss) before extraordinary item per common share:
   Class A Common Stock                                    $   (0.34)  $   (1.00)  $   (0.95)
   Class B Common Stock                                         1.10        --          --
   Class C Common Stock                                        (0.34)      (1.00)      (0.95)

Extraordinary (loss) per common share:
   Class A Common Stock                                    $   (0.03)  $   (0.06)  $   (0.25)
   Class B Common Stock                                         --          --          --
   Class C Common Stock                                        (0.03)      (0.06)      (0.25)

Net income (loss) per common share:
   Class A Common Stock                                    $   (0.37)  $   (1.06)  $   (1.20)
   Class B Common Stock                                         1.10        --          --
   Class C Common Stock                                        (0.37)      (1.06)      (1.20)

Weighted average number of common shares outstanding:
   Class A Common Stock                                       19,195      22,711      22,983
   Class B Common Stock                                          152          15          12
   Class C Common Stock                                        2,550       2,598       2,598


          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders' Equity (Deficiency)

                  Years Ended December 31, 1994, 1995 and 1996

(In thousands)

                                                            Common Stock
                                        ---------------------------------------------------
                                             Class A          Class B           Class C
                                        ---------------------------------------------------
                                        No. Of            No. Of            No. Of
                                        Shares   Amount   Shares   Amount   Shares   Amount
                                        ------   ------   ------   ------   ------   ------
Balance at December 31, 1993            18,831   $ 1,883    217     $ 22     2,506    $251

Net loss
Cash dividends declared and paid
  (Notes 6 and 7)
Cash dividends payable (Notes 6 and 7)
Repurchase of Class B Common Stock                         (196)     (20)
Repurchase of Class A Common Stock        (190)      (19)
Class A Common Stock issued              2,489       249
Class A Stock options exercised            210        21
Class C Stock options exercised                                                 52       5
Minimum pension liability adjustment
Other
                                        ----------------------------------------------------

Balance at December 31, 1994            21,340     2,134     21        2     2,558     256

Net loss
Cash dividends declared and paid
  (Notes 6 and 7)
Cash dividends payable (Notes 6 and 7)
Repurchase of Class A Common Stock      (1,521)     (152)
Class A Common Stock issued              2,875       288
Class A Common Stock issued under the
 Dividend Reinvestment Plan                 18         2
Minimum pension liability adjustment
Other                                      (59)       (6)    (7)      (1)
                                        ----------------------------------------------------

Balance at December 31, 1995            22,653     2,266     14        1     2,558     256

Net loss
Cash dividends declared and paid
  (Notes 6 and 7)
Cash dividends payable (Notes 6 and 7)
Class A Common Stock issued under the
 Dividend Reinvestment Plan                302        30
Minimum pension liability adjustment
Other                                      (24)       (2)    (3)                 9       1
                                        ----------------------------------------------------

Balance at December 31, 1996            22,931   $ 2,294     11     $  1     2,567    $257
                                        ====================================================

                                                                  Minimum
                                         Additional               Pension
                                           Paid-In               Liability
                                           Capital    Deficit    Adjustment    Total
                                           -------    -------    ----------    -----
Balance at December 31, 1993              $ 53,156   $(112,742)  $ (4,534)  $ (61,964)

Net loss                                                (4,265)                (4,265)
Cash dividends declared and paid
  (Notes 6 and 7)                                      (12,463)               (12,463)
Cash dividends payable (Notes 6 and 7)                  (3,483)                (3,483)
Repurchase of Class B Common Stock          (3,414)                            (3,434)
Repurchase of Class A Common Stock          (1,694)                            (1,713)
Class A Common Stock issued                 21,847                             22,096
Class A Stock options exercised                838                                859
Class C Stock options exercised                210                                215
Minimum pension liability adjustment                               (2,117)     (2,117)
Other                                           93                                 93
                                        ---------------------------------------------

Balance at December 31, 1994                71,036    (132,953)    (6,651)    (66,176)

Net loss                                               (23,479)               (23,479)
Cash dividends declared and paid
  (Notes 6 and 7)                                      (14,718)               (14,718)
Cash dividends payable (Notes 6 and 7)                  (3,822)                (3,822)
Repurchase of Class A Common Stock         (13,439)                           (13,591)
Class A Common Stock issued                 18,229                             18,517
Class A Common Stock issued under the
 Dividend Reinvestment Plan                    137                                139
Minimum pension liability adjustment                                1,779       1,779
Other                                          455                                448
                                        ---------------------------------------------

Balance at December 31, 1995                76,418    (174,972)    (4,872)   (100,903)

Net loss                                               (28,315)               (28,315)
Cash dividends declared and paid
  (Notes 6 and 7)                                      (13,880)               (13,880)
Cash dividends payable (Notes 6 and 7)                  (3,857)                (3,857)
Class A Common Stock issued under the
 Dividend Reinvestment Plan                  2,034                              2,064
Minimum pension liability adjustment                               (1,193)     (1,193)
Other                                          352                                351
                                        ---------------------------------------------

Balance at December 31, 1996              $ 78,804   $(221,024)  $ (6,065)  $(145,733)
                                        =============================================


          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

(In thousands)                                                     Years Ended December 31,
                                                               --------------------------------
                                                                 1994        1995        1996
                                                               --------    --------    --------
Cash flows from (used in) operating activities:

Net loss                                                       $ (4,265)   $(23,479)   $(28,315)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                 19,749      20,527      18,611
  Depreciation of plant and equipment                             6,469      12,374       6,574
  Amortization of deferred charges                                6,177       6,142       4,760
  Share of (income)loss of Star Gas                               1,973        (728)     (2,283)
  Provision for losses on accounts receivable                     1,421       1,856       1,882
  Provision for supplemental benefits                               373       1,407         873
  Loss on early extinguishment of debt                              654       1,436       6,414
  Gain on sale of business                                         --          (788)     (1,781)
  Other                                                            (135)        544         105

  Change in Operating Assets and Liabilities, net of
   effects of acquisitions and dispositions:
    Decrease (increase) in accounts receivable                   (3,752)    (19,285)        117
    Increase in inventory                                        (3,498)     (3,391)     (1,671)
    Increase in other current assets                               (119)       (430)       (575)
    Decrease (increase) in other assets                            (214)        240         (86)
    Increase (decrease) in accounts payable                      (1,330)      5,872      (3,836)
    Increase (decrease) in customer credit balances               2,303      (5,938)     (2,142)
    Increase (decrease) in unearned service contract revenue      1,315       1,201        (147)
    Increase (decrease) in accrued expenses                       4,328         733      (2,352)
                                                               --------    --------    --------

 Net cash provided by (used in) operating activities             31,449      (1,707)     (3,852)
                                                               --------    --------    --------

Cash flows from (used in) investing activities:

Investment in Star Gas Corporation, net of cash acquired         (1,372)       --          --
Sale of Star Gas limited partnership interest                      --        51,046        --
Minimum quarterly distributions from Star Gas Partnership          --          --         4,313
Acquisitions                                                    (26,411)    (26,438)    (28,493)
Capital expenditures                                             (4,172)    (11,174)     (6,874)
Proceeds from sale of business                                     --         1,477       4,073
Net proceeds from sales of fixed assets                             283       1,702         788
                                                               --------    --------    --------

 Net cash provided by (used in) investing activities            (31,672)     16,613     (26,193)
                                                               --------    --------    --------


           See accompanying notes to consolidated financial statements

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

(In thousands)                                                 Years Ended December 31,
                                                          ---------------------------------
                                                            1994         1995        1996
                                                          --------    ---------    --------
Cash flows from (used in) financing activities:
  Net proceeds from Star Gas Corporation debt offering        --         83,687        --
  Net proceeds from issuance of common stock                 1,074       18,656       2,064
  Net proceeds from issuance of subordinated notes          71,088      120,350        --
  Repayment of notes payable                               (50,655)     (80,206)     (1,050)
  Redemption of preferred stock                             (4,167)     (24,133)     (4,167)
  Repurchase of common stock                                (5,146)     (14,150)        (39)
  Repurchase of subordinated notes                            --           --       (49,612)
  Credit facility borrowings                                45,200       20,000      51,000
  Credit facility repayments                               (49,000)     (49,100)    (29,000)
  Decrease (increase) in restricted cash                    20,000       (6,000)      3,000
  Cash dividends paid                                      (15,526)     (18,201)    (17,702)
  Other                                                     (1,785)      (2,998)        523
                                                          --------    ---------    --------

    Net cash provided by (used in) financing activities     11,083       47,905     (44,983)
                                                          --------    ---------    --------

  Net increase (decrease) in cash                           10,860       62,811     (75,028)

  Cash at beginning of year                                  4,614       15,474      78,285
                                                          --------    ---------    --------

  Cash at end of year                                     $ 15,474    $  78,285    $  3,257
                                                          ========    =========    ========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the year for:

    Interest                                              $ 22,712    $  35,122    $ 37,007
    Income taxes                                               382        3,255         215

  Noncash investing activities:
    Acquisitions                                            (9,549)      (8,000)       --

  Noncash financing activities:
    Issuance of notes payable                                9,549        8,000        --


           See accompanying notes to consolidated financial statements

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands except per share data)


(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc. (Petro) and its subsidiaries (the Company), each of which is wholly owned. The Company currently operates in twenty-six major markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence and Washington, DC, serving approximately four hundred thousand customers in those areas. Credit is granted to substantially all of these customers with no individual account comprising a concentrated credit risk.

Basis of Presentation

Certain reclassifications have been made to the 1994 and 1995 financial statements to conform to the 1996 presentation.

Use of Estimates

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                                                        December 31,
                                                 --------------------------
                                                   1995             1996
                                                 ---------         --------
          Fuel oil                               $  11,764         $ 14,066
          Parts, appliances and equipment            8,649            8,018
                                                 ---------         --------
                                                 $  20,413         $ 22,084
                                                 =========         ========

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(1)  Summary of Significant Accounting Policies - (Continued)

Customer Lists and Deferred Charges - (continued)

The Company assesses the recoverability of intangible assets at the end of each fiscal year and, when appropriate, at the end of each fiscal quarter, by comparing the carrying values of such intangibles to market values, where a market exists, supplemented by cash flow analyses to determine that the carrying values are recoverable over the remaining estimated lives of the intangibles through undiscounted future operating cash flows. When an intangible asset is deemed to be impaired, the amount of impairment is measured based on market values, as available, or by projected operating cash flows, using a discount rate reflecting the Company's assumed average cost of funds.

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

Concentration of Revenue with Guaranteed Maximum Price Customers

Approximately 20% of the Company's heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these capped-price customers is renegotiated in the Spring of each year in light of then current market conditions. The Company currently enters into forward purchase contracts for a substantial majority of the oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while those customers whose oil was not purchased in advance would be unaffected or higher than expected.

The Company uses put options to hedge the risk associated with a decrease in heating oil prices in situations where forward purchase contracts have been entered into to match capped-price customer commitments. Should the market price of heating oil decline below the forward purchase contract price, these options would substantially offset the effects of such decline. The cost of acquiring these options is recognized in cost of goods sold over the life of each option agreement. The gains received by exercising such options are also recognized in cost of goods sold when they are realized. Options outstanding at December 31, 1996 hedge the risk associated with approximately 66% of the 32.9 million gallons of heating oil forward purchase contracts, and expire at various times with no option expiring later than April 1997. The carrying amount of these options at December 31, 1996 was $258 and were included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions. The Company does not expect any losses due to such counterparty default.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed utilizing the three class method based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding, after adjusting the net loss for preferred dividends. Fully diluted net income (loss) per common share is not presented because the effect is not material or is antidilutive.

Accounting Changes

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121 - "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires companies to review assets for possible impairment and provides guidelines for recognition of impairment losses related to long-lived assets, certain intangibles and assets to be disposed.

In October 1995, the FASB issued SFAS No. 123 - "Accounting for Stock-Based Compensation." As allowable by SFAS No. 123, the Company elected to continue following Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. (See note 13)

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(2) Star Gas Acquisition

     In December 1993, the Company acquired an approximate 29.5% equity interest (42.8% voting interest) in Star Gas for $16.0 million in cash. Each of the other investors in Star Gas granted the Company an option, exercisable to December 31, 1998, to purchase such investor's interest in Star Gas.

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

     To enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. At December 31, 1996, $3.0 million of these funds were restricted at the Star Gas level, with $3.0 million having been released to Petro in 1996 as certain quarterly guarantee provisions were fulfilled.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(3)  Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                           December 31,             Estimated
                                        -----------------
                                          1995      1996          Useful Lives
                                        -------   -------         ------------
     Land                               $ 2,129   $ 2,049
     Buildings                            6,475     6,030         20-45 years
     Fleet and other equipment           37,985    38,480           3-7 years
     Tanks and equipment                  1,931     1,438          8-30 years
     Furniture and fixtures              15,373    18,436           5-7 years
     Leasehold improvements               4,540     5,820      Term of leases
                                        -------   -------
                                         68,433    72,253

     Less accumulated depreciation       38,170    41,587
                                        -------   -------
                                        $30,263   $30,666
                                        =======   =======

(4)  Notes Payable and Other Long-Term Debt

Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:

                                                            December 31,
                                                        -------------------
                                                          1995        1996
                                                        -------     -------
     Notes payable to banks under credit
       facility (a)                                     $  --       $22,000
     Notes payable in connection with the purchase
       of fuel oil dealers and other notes payable,
       due in monthly, quarterly and annual
       installments with interest at various rates
       ranging from 6% to 10% per annum, maturing
       at various dates through the year 2004            18,930      17,734
                                                        -------     -------
                                                         18,930      39,734
        Less current maturities, including working
       capital borrowings                                 1,151      22,947
                                                        -------     -------
                                                        $17,779     $16,787
                                                        =======     =======

a) Pursuant to a Credit Agreement, dated September 27, 1996 as restated and amended (Credit Agreement), the Company may borrow up to $60 million under a working capital revolving credit facility with a sublimit under a borrowing base established each month. Amounts borrowed under the working capital revolving credit facility are subject to a 60 day clean-up requirement during the period April 1 to September 30 of each year, and this portion of the Credit Agreement terminates on June 30, 1998. The Company pays a facility fee of 0.375% on the unused portion of this facility. At December 31, 1996, $22.0 million was outstanding under the working capital revolving credit facility.

     The Credit Agreement also includes a $17.2 million acquisition letter of credit facility all of which has been used to support notes given to certain sellers of heating oil companies. The Credit Agreement provides that on or prior to June 30, 1998, repayments and/or sinking fund deposits equal to two-thirds of the initial facility outstanding at September 30, 1996 would be payable with the final payment due June 30, 1999.

                       PETROLEUM HEAT AND POWER CO., INC.
                                AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      (In thousands except per share data)


(4)  Notes Payable and Other Long-Term Debt - (Continued)

     Interest under the Credit Agreement is payable monthly on the working capital revolving credit facility and is based upon a floating rate selected by the Company of either the Eurodollar Rate or the Alternate Base Rate, plus 0 to 75 basis points on Alternate Base Rate Loans and 125 to 200 basis points on Eurodollar Loans, based upon the ratio of Consolidated Operating Profit to Interest Expense (as defined in the Credit Agreement). Eurodollar Rate means the prevailing rate in the interbank Eurodollar market adjusted for reserve requirements. Alternate Base Rate means the greater of (i) the prime or base rate of The Chase Manhattan Bank in effect or (ii) the Federal funds rate in effect plus 1/2 of 1%.

     The fees for the Credit Agreement acquisition letters of credit range from 175 to 250 basis points based upon the same ratio as that used for the working capital revolving credit facility. To the extent that the letters of credit are cash collateralized then the fee is reduced to 25 basis points.

     Under the terms of the Credit Agreement, the Company is restricted from incurring any indebtedness except subordinated debt and certain other indebtedness specifically authorized, if certain ratios of EBITDA to interest are met. The Company is also restricted from selling, transferring, or conveying customer lists except, among other exceptions, from a sale where the net cash proceeds are used to cash collateralize the acquisition letters of credit. The Credit Agreement also provides that the Company is required to maintain certain minimum levels of cash flow and EBITDA, as well as certain ratios of EBITDA to net interest expense. In the event of noncompliance with certain of the covenants, the bank has the right to declare all amounts outstanding to be due and payable immediately.

     As collateral for the Credit Agreement, the Company granted to the lenders a security interest in the inventories, receivables, and customer lists, trademarks and trade names which are carried on the December 31, 1996 Consolidated Balance Sheet at $22.1 million, $93.4 million, and $77.8 million respectively.

Aggregate annual maturities including working capital borrowings, are as follows as of December 31, 1996:

                              Years Ending
                              December 31,
                              ------------

                                  1997                   $22,947
                                  1998                       281
                                  1999                     8,122
                                  2000                     8,138
                                  2001                        58
                                  Thereafter                 188
                                                         -------
                                                         $39,734
                                                         =======

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(5)  Senior and Subordinated Notes Payable

     Senior and Subordinated notes payable at the dates indicated, consisted of:

                                                                 December 31,
                                                             -------------------
                                                               1995       1996
                                                             --------   --------
11.85%, 12.17% and 12.18% Subordinated and Senior Notes(a)   $ 60,000   $ 60,000
14.10% Subordinated and Senior Notes(b)                        12,500     10,400
10 1/8% Subordinated Notes(c)                                  50,000     50,000
9 3/8% Subordinated Debentures(d)                              75,000     75,000
12 1/4% Subordinated Debentures(e)                            125,000     81,250
                                                             --------   --------

Total Senior and Subordinated Notes Payable                   322,500    276,650

    Less short-term Subordinated Notes(b)(e)                   44,800      1,050
    Less short-term Senior Notes(b)                             1,050      1,050
    Less long-term Senior Notes(a)(b)                          35,200     34,150
                                                             --------   --------

Total long-term Subordinated Notes Payable                   $241,450   $240,400
                                                             ========   ========

(a) On September 1, 1988, the Company authorized the issuance of $60.0 million of Subordinated Notes originally due October 1, 1998 bearing interest payable semiannually at an average rate of 11.96% ("11.96% Notes"). In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 5d) $30.0 million of the 11.96% Notes became ranked as senior debt. In February 1997 the Company entered into agreements ("Private Debt Modification") to among other things, exchange $30.0 million of the 11.96% Notes then ranked as subordinated debt for senior debt, and to extend the maturity date of the 11.96% Notes from October 1, 1998 to October 1, 2002 with $15.0 million sinking fund payments due on October 1, 2000 and October 1, 2001 and the remaining $30.0 million balance due on October 1, 2002. In addition, effective October 1, 1998, the interest on these notes will be lowered to 10.9%. All such notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined.

(b) On January 15, 1991, the Company authorized the issuance of $12.5 million of 14.10% Subordinated Notes due January 15, 2001 bearing interest payable quarterly. In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 5d) $6.25 million of these notes became ranked as senior debt. The notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined. On each January 15th commencing 1996 and ending January 15, 2000, the Company is required to repay $2.1 million of these Notes. The remaining principal of $2.0 million is due on January 15, 2001. No premium is payable in connection with these required payments.

(c) On April 6, 1993, the Company issued $50.0 million of 10 1/8% Subordinated Notes due April 1, 2003 which are redeemable at the Company's option, in whole or in part, at any time on or after April 1, 1998 upon payment of a premium rate as defined. Interest is payable semiannually.

(d) On February 3, 1994, the Company issued $75.0 million of 9 3/8% Subordinated Debentures due February 1, 2006 which are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 1999 upon payment of a premium rate as defined. Interest is payable semiannually.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(5)  Senior and Subordinated Notes Payable (Continued)

          In connection with the offering of its 9 3/8% Subordinated Debentures, the Company received consents of the holders of a majority of each class of subordinated debt and redeemable preferred stock (see note 7) to certain amendments to the respective agreements. In consideration for the consents, the Company paid to the holders of the subordinated debt due in 1998, 2001 and 2003 a cash payment of $0.6 million and caused approximately $42.6 million of the subordinated debt at December 31, 1994 to be ranked as senior debt. In addition, the Company agreed to increase dividends on the redeemable preferred stock by $2.00 per share per annum. The Company also paid approximately $1.5 million in fees and expenses to obtain such consents. At December 31, 1996, $35.2 million of the senior debt was outstanding.

    (e) On February 3, 1995, the Company issued $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005 which are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2000 upon payment of a premium rate as defined. On February 5, 1996, a portion of the proceeds received as a result of the Star Gas MLP Offering (see note 2) were used to retire $43.8 million of the $125.0 million 12 1/4% Subordinated Debentures. The Company paid $4.8 million, representing an 11% premium to retire this portion of the debt. Interest on these debentures is payable semi-annually.

          Simultaneously with the offering of its 12 1/4% Subordinated Debentures, the Company also issued 2,875 shares of Class A Common Stock in a separate public offering. The net proceeds of the two offerings were approximately $139.0 million and were applied as follows: (i) to purchase $65.3 million of Star Gas Long-Term Debt,
          (ii) to purchase approximately $19.9 million of Star Gas preferred stock, (iii) $13.6 million to retire approximately 1.5 million shares of Class A Common Stock issued to a third party in the Star Gas acquisition and (iv) $14.2 million to repay approximately $12.8 million of subordinated and senior notes due in March 2000 at a premium of approximately $1.4 million. The balance of the net proceeds, approximately $26.0 million, was made available for general corporate purposes.

     Expenses connected with the above outstanding offerings, and amendments thereto, amounted to approximately $15.8 million, which includes $1.2 million paid in debt consents permitting the Star Gas MLP Offering (see note 2). At December 31, 1995 and 1996, the unamortized balances relating to notes still outstanding amounted to approximately $11.7 million and $8.7 million respectively, and such balances are included in Deferred Charges and Pension Costs on the Consolidated Balance Sheet.

     Aggregate annual maturities for each of the next five years after adjusting for the Private Debt Modification (see note 5a), are as follows as of December 31, 1996:

                                  Years Ended
                                  December 31,
                                  ------------
                                      1997                  $ 2,100
                                      1998                    2,100
                                      1999                    2,100
                                      2000                   17,100
                                      2001                   17,000

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

Holders of Class B Common Stock were entitled to receive Special Dividends based upon the Company's Cash Flow, as defined, for its prior fiscal year. Special Dividends were cumulative and payable quarterly. If not paid, dividends on any other class of stock could not be paid until all Special Dividends in arrears were declared and paid. During July 1994, the Company exercised its right to terminate the Special Dividends on the Class B Common Stock, effective August 31, 1994, "the expiration date." As a result of the termination of the Special Dividends, the holders of Class B Common Stock had the right to require the Company to purchase their shares at $17.50 per share plus all accrued and unpaid Special Dividends through the expiration date ($0.2763 per share for the period July 1, 1994 through August 31, 1994). As of December 31, 1996, 206 shares of Class B Common Stock were repurchased for approximately $3.6 million.

The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:

                                             Years Ended December 31,
                                          -------------------------------
                                            1994        1995       1996
                                            ----        ----       ----
Cash dividends declared
  Class A                                 $ 10,791    $ 13,716   $ 13,789
  Class B                                      238        --         --
  Class C                                    1,407       1,559      1,559

Cash dividends declared per share
  Class A                                 $    .55    $    .60   $    .60
  Class B                                     1.10        --         --
  Class C                                      .55         .60        .60

Under the Company's most restrictive dividend limitation imposed by certain debt covenants, $8.8 million was available at December 31, 1996 for the payment of dividends on all classes of Common Stock. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter, and by the new issuance of capital stock.

On February 3, 1995, the Company issued 2,875 shares of Class A Common Stock in a public offering in connection with the issuance of $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005 and used a portion of the proceeds to retire 1,521 shares of Class A Common Stock which shares were issued to a third party in the Star Gas Acquisition
(see note 5).

On October 1, 1995 the Company began offering a Dividend Reinvestment and Stock Purchase Plan which provides holders of the Company's Class A Common Stock and Class C Common Stock a vehicle to reinvest their dividends and purchase additional shares of Class A Common Stock at a 5% discount from the current market price without incurring any fees. In addition, optional cash deposits receive a 3% discount from the market price. Pursuant to the plan offering, 18 and 302 additional Class A Common Shares were issued in 1995 and 1996, respectively.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(7)  Preferred Stock

The Company entered into agreements dated as of August 1, 1989 with John Hancock Mutual Life Insurance Company and Northwestern Mutual Life Insurance Company to sell up to two hundred and fifty thousand shares of its Redeemable Preferred Stock, par value $0.10 per share, at a price of one hundred dollars per share, which shares are exchangeable into Subordinated Notes due August 1, 1999 (1999 Notes). In connection with receiving consents in 1994 to modify certain covenants under which the Redeemable Preferred Stock was issued, the Company agreed to increase dividends on the Redeemable Preferred Stock by $2.00 per share per annum which began in February 1994. The average dividend rate on these shares is $14.33 per share.

On August 1, 1994, and on August 1 of each year thereafter, one-sixth of the number of originally issued shares of each series of Redeemable Preferred shares outstanding, less the number of shares of such series previously exchanged for 1999 Notes, are to be redeemed, with the final redemption occurring on August 1, 1999. The redemption price is one hundred dollars per share plus all accrued and unpaid dividends to such August 1. As of December 31, 1995 and 1996, 167 shares and 125 shares respectively were outstanding of which 42 shares were reflected as current.

The Company entered into an agreement dated September 1, 1991 with United States Leasing International Inc. to sell up to one hundred sixty thousand shares of its 1991 Redeemable Preferred Stock, par value $.10 per share, at an initial price of $78.261 per share, which shares were exchangeable into Subordinated Notes due March 1, 2000 (2000 Notes). The Company sold sixty-four thousand shares of the Redeemable Preferred Stock in September 1991 at $78.261 per share and ninety-five thousand shares in March 1992 at $78.51 per share, the accreted value of the initial price. The holders of the shares of 1991 Preferred Stock were entitled to receive monthly dividends based on the annual rate of the sum of LIBOR plus 4.7%. In March 1993, the Company issued $12,764 of 2000 Notes in exchange for all of the 1991 Redeemable Preferred Stock. In April 1995, the Company redeemed these securities and paid a premium of approximately $1.4 million.

Preferred dividends of $3,511, $3,263 and $2,389 were declared on all classes of preferred stock in 1994, 1995 and 1996, respectively.

Aggregate annual maturities of Redeemable Preferred Stock are as follows as of December 31, 1996:

                                   Years Ended
                                   December 31,
                                   ------------
                                       1997            $ 4,167
                                       1998              4,167
                                       1999              4,166
                                       2000                 --
                                       2001                 --
                                                       -------
                                                       $12,500

In February 1997, the Company sold one million two hundred thousand shares of Exchangeable Preferred Stock, par value $0.10 per share, at a price of twenty-five dollars per share, mandatorily redeemable on February 15, 2009 with a dividend rate of 12 7/8%, payable on February 15, May 15, August 15 and November 15 of each year. The Exchangeable Preferred Stock has a liquidation preference of twenty-five dollars per share and are redeemable at the option of the Company in whole or in part beginning February 15, 2002 upon payment of a premium rate as defined.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(8)  Pension Plans

Effective December 31, 1996 the Company consolidated all of its defined contribution pension plans and froze the benefits for nonunion personnel covered under defined benefit pension plans. In freezing the defined benefit pension plans the Company incurred $557 in pension curtailment expenses relating to the amortization of certain previously unrecognized pension costs.

The Company had several noncontributory defined contribution and defined benefit pension plans covering substantially all of its nonunion employees. Benefits under the defined benefit plans were generally based on years of service and each employee's compensation, while benefits under the defined contribution plans were based solely on compensation. Pension expense under all plans for the years ended December 31, 1994, 1995 and 1996 was $3,599, $4,378 and $4,350
respectively, net of amortization of the pension obligation acquired.

The following table sets forth the defined benefit plans' funded status, all of which are underfunded, and amounts recognized in the Company's balance sheets at the indicated dates:

                                                               December 31,
                                                           --------------------
                                                             1995        1996
                                                             ----        ----
Actuarial present value of benefit obligations:
Accumulated benefit obligations, including
vested benefits of $27,169 and $28,731                     $ 27,646    $ 29,323
                                                           ========    ========

Projected benefit obligation                               $(30,930)   $(29,323)
Plan assets at fair value (primarily listed stocks
  and bonds)                                                 19,749      20,367
                                                           --------    --------
Projected benefit obligation in excess of plan assets       (11,181)     (8,956)
Unrecognized net loss from past experience different from
the assumed and effects of changes in assumptions             8,136       6,053
Unrecognized net transitional obligation (gain)                 428         (65)
Unrecognized prior service cost due to plan amendments          714         453
Additional liability                                         (5,994)     (6,441)
                                                           --------    --------

Accrued pension cost for defined benefit plans             $ (7,897)   $ (8,956)
                                                           ========    ========

Net pension cost for defined benefit plans for the periods indicated included the following components:

                                                            Years Ended December 31,
                                                        -------------------------------
                                                          1994        1995        1996
                                                          ----        ----        ----
Service cost-benefits earned during the period          $ 1,341     $ 1,459     $ 1,630
Interest cost on projected benefit obligation             1,911       2,032       1,974
Actual (return) loss on assets                              339      (3,116)     (2,058)
Net amortization and deferral of (gains) and losses      (1,150)      2,517       1,299
                                                        -------     -------     -------
  Net periodic pension cost for defined benefit plans     2,441       2,892       2,845
                                                        -------     -------     -------

Curtailment loss                                           --          --           557
                                                        -------     -------     -------
  Total cost                                            $ 2,441     $ 2,892     $ 3,402
                                                        =======     =======     =======

Assumptions used in the pension calculations were:

Discount rate                                               7.0%        7.0%        6.5%
Rates of increase in compensation levels                    4.0%        4.0%        4.0%
Expected long-term rate of return on assets                 8.5%        8.5%        8.5%

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(8) Pension Plans - (Continued)

In addition, the Company made contributions to union-administered pension plans during the years ended December 31, 1994, 1995 and 1996 of $3,078, $3,148, and $2,996 respectively.

The Company recorded an additional minimum pension liability for underfunded plans of $6,453 as of December 31, 1996, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of stockholders' equity of $6,065 as of December 31, 1996.

In connection with the purchase of shares of a predecessor company as of January 1, 1979 by a majority of the Company's present holders of Class C Common Stock, the Company assumed a pension liability in the aggregate amount of $1,512 as adjusted, representing the excess of the actuarially computed present value of accumulated vested plan benefits over the net assets available for such benefits. Such liability, which amounted to $ 1,134 at December 31, 1996, is being amortized over 40 years.

Under a 1992 supplemental benefit agreement, Malvin P. Sevin, the Company's then Chairman and Co-Chief Executive Officer, was entitled to receive $25 per month for a period of one hundred twenty months following his retirement. In the event of his death, his designated beneficiary is entitled to receive such benefit. Mr. Sevin passed away in December 1992, prior to his retirement. The amounts accrued for such benefit payable net of payments made at December 31, 1995 and 1996 were $1,554 and $1,387 respectively.

(9) Leases

The Company leases office space and other equipment under noncancelable operating leases which expire at various times through 2008. Certain of the real property leases contain renewal options and require the Company to pay property taxes.

The future minimum rental commitments at December 31, 1996 for all operating leases having an initial or remaining noncancelable term of one year or more are as follows:

               Years Ending          Operating
               December 31,           Leases
               ------------          ---------
                   1997               $  4,405
                   1998                  4,074
                   1999                  3,838
                   2000                  3,377
                   2001                  2,634
             Thereafter                 10,882
                                      --------
                                      $ 29,210
                                      ========

Rental expense under operating leases for the years ended December 31, 1994, 1995 and 1996 was $6,114, $7,624 and $6,461 respectively.

(10)  Income Taxes

Income tax expense was comprised of the following for the indicated periods:

                                          Years Ended December 31,
                                    ------------------------------------
                                    1994            1995            1996
                                    ----            ----            ----
           Current:
             Federal                $ --            $ --            $ --
             State                   600             500             500
                                    ----            ----            ----
                                    $600            $500            $500
                                    ====            ====            ====

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(10)  Income Taxes - (Continued)

The sources of deferred income tax expense (benefit) and the tax effects of each were as follows:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                    1994       1995       1996
                                                  -------    -------    -------
Excess of tax over book depreciation              $ 1,338    $ 1,624    $  (108)
Excess of book over tax amortization expense         (397)    (1,139)    (2,051)
Excess of book over tax vacation expense             (103)       (75)      (180)
(Excess of book over tax) tax over book
bad debt expense                                      (25)        44        (41)
(Excess of book over tax) tax over book
supplemental benefit expense                            7        (14)       (14)
Equity in income (loss) of Star Gas                  (671)      (187)     2,596
Other, net                                            (24)       (40)      (228)
Recognition of tax benefit of net operating
loss to the extent of current and
previously recognized temporary differences        (1,185)    (7,843)    (9,292)
Change in valuation allowance                       1,060      7,630      9,318
                                                  -------    -------    -------
                                                  $    --    $    --    $    --
                                                  =======    =======    =======

The components of the net deferred tax assets and the related valuation allowance for 1995 and 1996 using current rates were as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                         1995           1996
                                                         ----           ----
Net operating loss carryforwards                       $ 25,907       $ 35,199
Excess of tax over book depreciation                     (5,086)        (4,978)
Excess of book over tax amortization                      1,536          3,587
Excess of book over tax vacation expense                  1,313          1,493
Excess of book over tax supplemental benefit expense        666            680
Excess of book over tax bad debt expense                    329            370
Equity in loss (income) of Star Gas                         858         (1,738)
Other, net                                                  182            410
                                                       --------       --------
                                                         25,705         35,023
Valuation allowance                                     (25,705)       (35,023)
                                                       --------       --------
                                                       $   --         $   --
                                                       ========       ========

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

At December 31, 1996, the Company had the following income tax loss carryforwards for Federal Income Tax reporting purposes:

                               Expiration
                                  Date                Amount
                               ----------             ------
                                  2005               $ 26,651
                                  2006                 15,012
                                  2007                  1,367
                                  2008                  8,400
                                  2009                  1,662
                                  2010                 23,356
                                  2011                 27,078
                                                     --------
                                                     $103,526
                                                     ========

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(11)  Related Party Transactions

The Company leases a building from certain related parties for $161 per annum plus escalations, under a lease agreement that expires in the year 2001. The Company leases another building from certain related parties, some of whom are stockholders, directors and executive officers of the Company, for $345 per annum plus escalations, under a lease agreement that expires in the year 2000. Both those lease agreements were established using an independent fair market rental evaluation.

In October 1986, Irik P. Sevin purchased one hundred sixty-one thousand shares of Class A Common Stock and forty thousand shares of Class C Common Stock of the Company for $1,280 (which was the fair market value as established by the Pricing Committee pursuant to the Stockholders' Agreement). The purchase price was financed by a note due December 31, 1999. The note requires annual payments of interest and principal, payable in cash or Class A Common Stock of the Company, until complete satisfaction. In accordance with the note repayment schedule and its stock payment valuation criteria, Mr. Sevin surrendered fifty-nine thousand Class A Common Shares representing $439 of value, and sixty-one thousand Class A Common Shares representing $411 of value, in December 1995 and 1996 respectively. The outstanding balance of the note was $1,312 and $984 at December 31, 1995 and 1996, respectively. Interest accrues on the outstanding balance of the note at the LIBOR rate in effect for each month plus 0.75%. At any time prior to the due date of the note, Mr. Sevin has the right to require the Company to repurchase all or any of these shares (as adjusted for stock splits, dividends and the like) for $6.35 per share. Mr. Sevin has entered into an agreement with the Company that he will not sell or otherwise transfer to a third party any of the shares of Class A Common Stock or Class C Common Stock received pursuant to this transaction until the note has been paid in full.

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

(12)  Restructuring Charges

Under the guidance of the Chief Operating Officer and a leading consulting firm, a major strategic study aimed at improving the Company's organizational and marketing effectiveness and financial performance was completed in late 1995. The study provided management with certain recommendations regarding improvements in structure, training and technology. The Company utilized the relatively less operationally demanding non-heating season period from April 1996 to September 1996 to begin to implement the study's recommendations.

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(13)  Stock Options

In 1986, the Company issued stock options to Irik P. Sevin and Malvin P. Sevin, which after adjustment for stock dividends and other events aggregated three hundred and fourteen thousand shares of Class A Common Stock and seventy-nine thousand shares of Class C Common Stock for Irik P. Sevin, and two hundred and ten thousand shares of Class A Common Stock and fifty-two thousand shares of Class C Common Stock for Malvin P. Sevin. The adjusted option price for each such share is $4.10. In November 1994, the options belonging to Malvin P. Sevin were exercised by his estate, while Irik P. Sevin's options were extended to November 30, 1997 on generally the same terms and conditions as the original options, however, Irik P. Sevin's extended options will vest in three equal annual installments on each November 30th.

On December 28, 1987, the Company issued stock options to purchase twenty-four thousand shares of Class A Common Stock and six thousand shares of Class C Common Stock to Irik P. Sevin. The option price for each such share was $7.50. These options were not transferable and expired unexercised on January 1, 1996.

On March 3, 1989, the Company issued stock options to purchase seventy-two thousand shares of Class A Common Stock and eighteen thousand shares of Class C Common to Irik P. Sevin and forty-eight thousand shares of Class A Common Stock and twelve thousand shares of Class C Common Stock to Malvin P. Sevin. The option price for each such share is $11.25. These options are nontransferable. Malvin P. Sevin's options expired in March 1994 unexercised while the expiration date of Irik P. Sevin's options were extended to March 3, 1999.

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

In June 1994, the Board of Directors and shareholders adopted the Petroleum Heat and Power Co., Inc. 1994 Stock Option Plan, which authorized one million shares of the Company's Class A Common Stock to be granted from time to time to key employees, officers, directors, consultants, advisers, or agents, who help contribute to the long-term success and growth of the firm, at prices not less than the fair market value at the date of grant and at terms not to exceed ten years.

As allowable by SFAS No. 123, the Company will continue to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plan, and accordingly will not recognize compensation expense for its stock-based compensation plan. If the accounting provisions of SFAS No. 123 had been adopted as of the beginning of 1995, the effects on 1995 and 1996 net earnings would have been immaterial. Further, based on current and expected use of stock options, it is not anticipated that the accounting provisions of SFAS No. 123 will have a material impact in any future period.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(13)  Stock Options - (Continued)

Information relating to stock options during 1994, 1995 and 1996 are summarized as follows:

                                               Number of Shares     Weighted-Average
                            Range of         ---------------------    Option Price
                         Exercise Prices     Class A       Class C      Per Share       Total
                         ---------------     -------       -------      ---------       -----
Shares under option
 at December 31, 1994    $4.10 to $11.25      1,343          103          $7.64        $11,047

Granted                  $8.00 to  $8.00         50           -            8.00            400
Exercised                     -                   -           -             -               -
Expired                       -                   -           -             -               -
Shares under option      ---------------    -------         ----          -----        -------
 at December 31, 1995    $4.10 to $11.25      1,393          103           7.66         11,447

Granted                  $6.87 to  $7.38        132           -            7.21            955
Exercised                     -                   -           -              -              -
Expired                  $7.50 to  $7.50         24            6           7.50            225
                         ---------------    -------         ----          -----        -------
Shares under option
 at December 31, 1996    $4.10 to $11.25      1,501           97          $7.62        $12,177
                         ===============    =======         ====          =====        =======
Shares exercisable
 at December 31, 1996    $4.10 to $11.25      1,361           97          $7.62        $11,100
                         ===============      =====         ====          =====        =======

(14)  Acquisitions

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

During 1996, the Company acquired the customer lists and equipment of thirteen unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $26,600.

Sales and net income of the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition.

In June 1996, the Company sold its Springfield Massachusetts operations to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $4,100 and realized a gain on this transaction of approximately $1,800.

Unaudited pro forma data giving effect to the purchased and disposed businesses, and to the acquisition of Star Gas Corporation, as described in Note 2, as if they had been acquired on January 1 of the year preceding the year of purchase and disposal, with adjustments, primarily for amortization of intangibles are as follows:

                                                Years Ended December 31,
                                        ---------------------------------------
                                           1994           1995          1996
                                           ----           ----          ----
Net sales                               $ 706,956      $ 657,703     $ 616,968
Loss before extraordinary item             (6,419)       (20,889)      (22,720)
Net loss                                $  (7,194)     $ (22,325)    $ (29,134)
                                        =========      =========     =========
Net income (loss) per common share
  Class A Common Stock                  $    (.42)     $   (1.01)    $   (1.23)
  Class B Common Stock                       1.10            --            --
  Class C Common Stock                  $    (.42)     $   (1.01)    $   (1.23)
                                        =========      =========     =========

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(15)  Litigation

The Company is not party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Company.

(16)  Disclosures About the Fair Value of Financial Instruments

Cash, Restricted Cash, Accounts Receivable, Notes Receivable and Other Current Assets, Working Capital Borrowings, Accounts Payable and Accrued Expenses

The carrying amount approximates fair value because of the short maturity of these instruments.

Long-Term Debt, Subordinated Notes Payable, Senior Notes Payable and Cumulative Redeemable Exchangeable Preferred Stock

The fair values of each of the Company's long-term financing instruments, including current maturities, are based on the amount of future cash flows associated with each instrument, discounted using the Company's current borrowing rate for similar instruments of comparable maturity.

The estimated fair value of the Company's financial instruments are summarized as follows:

                                 At December 31, 1995      At December 31, 1996
                                 --------------------      --------------------
                                Carrying    Estimated     Carrying    Estimated
                                 Amount     Fair Value     Amount     Fair Value
                                 ------     ----------     ------     ----------
Long-term debt                  $ 18,930     $ 18,390     $ 17,734     $ 17,333
Subordinated notes payable       286,250      304,992      241,450      251,940
Senior notes payable              36,250       38,805       35,200       36,965
Cumulative redeemable
 exchangeable preferred stock     16,667       18,302       12,500       13,700

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(17)  Segment Information

From December 8, 1994 to December 19, 1995 the operations, assets and liabilities of Star Gas Corporation ("Star Gas"), a wholly owned subsidiary, were included in the consolidated financial statements of the Company. Accordingly, during this period the Company's operations were classified into two business segments: Home Heating Oil and Propane. However, as a result of the Star Gas Master Limited Partnership transaction in December 1995 involving the conveyance of the Company's propane operations to Star Gas Propane, L.P., a minority owned entity, for the twelve months ended December 31, 1996 the Company had no propane revenues or expenses.

                    Year Ended December 31, 1994           Year Ended December 31, 1995            Year Ended December 31, 1996
                    ----------------------------           ----------------------------            ----------------------------
                     Home                                   Home                                     Home
                   Heating          *                     Heating          **                      Heating        ***
                     Oil      Propane   Consolidated        Oil       Propane     Consolidated       Oil      Propane   Consolidated
                     ---      -------   ------------        ---       -------     ------------       ---      -------   ------------
Net sales         $527,729    $18,948     $546,677       $509,122    $100,385       $609,507      $608,161    $  -        $608,161
Gross profit       173,680     10,016      183,696        167,447      54,235        221,682       180,773       -         180,773
Operating
 expenses          122,866      5,443      128,309        125,859      39,070        164,929       143,069       -         143,069
Depreciation
 and
 amortization       30,669      2,099       32,768         30,863       9,587         40,450        30,818       -          30,818
Operating
 income             20,145      2,474       22,619         10,725       5,578         16,303         6,886       -           6,886
                                                                                                                 -
Assets             237,971    159,203      397,174        357,241          -         357,241       275,025       -         275,025
Capital
 expenditures     $  3,281    $   891     $  4,172       $  3,946    $  7,228       $ 11,174      $  6,874    $  -        $  6,874

* In 1994 the Propane segment incurred an equity loss, which is presented in the Statement of Operations as non-operating loss, of approximately $2.0 million representing the Company's share of loss of Star Gas.

** In 1995 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $0.7 million representing the Company's share of income of Star Gas Partners, L.P.

*** In 1996 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $2.3 million representing the Company's share of income of Star Gas Partners, L.P.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(18) Selected Quarterly Financial Data - (Unaudited)

The seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its volume of home heating oil in the first quarter and 30% of its volume of home heating oil in the fourth quarter of each year. The Company generally realizes net income in both of these quarters and net losses during the warmer quarters ending June and September.

                                             Three Months Ended
                            ----------------------------------------------------
                            March 31, June 30,   Sept. 30,  Dec. 31,
                              1995      1995       1995       1995      Total
                            --------  --------   --------   --------  ---------

Net sales                   $253,737  $ 87,639   $ 63,541   $204,590  $ 609,507
Gross profit                 106,405    26,397     15,773     73,107    221,682
Income (loss) before
  taxes, equity interest
  and extraordinary item      42,274   (29,824)   (40,461)     5,740    (22,271)

      Net income (loss)     $ 41,874  $(31,235)  $(40,386)  $  6,268  $ (23,479)
                            ========  ========   ========   ========  =========

Net income (loss) per
  common share
      Class A Common Stock  $   1.61  $  (1.23)  $  (1.65)  $    .25  $   (1.06)
      Class B Common Stock      --        --         --         --         --
      Class C Common Stock  $   1.61  $  (1.23)  $  (1.65)  $    .25  $   (1.06)
                            ========  ========   ========   ========  =========


                                             Three Months Ended
                            ----------------------------------------------------
                            March 31, June 30,   Sept. 30,  Dec. 31,
                              1996      1996       1996       1996      Total
                            --------  --------   --------   --------  ---------
Net sales                   $279,655  $ 91,345   $ 51,060   $186,101   $608,161
Gross profit                 100,838    21,952      6,206     51,777    180,773
Income (loss) before
  taxes, equity interest
  and extraordinary item      42,490   (24,259)   (38,777)    (3,138)   (23,684)

      Net income (loss)     $ 39,041  $(26,152)  $(40,593)  $   (611)  $(28,315)
                            ========  ========   ========   ========   ========

Net income (loss) per
  common share
      Class A Common Stock  $   1.49  $  (1.02)  $  (1.63)  $  (0.02)  $  (1.20)
      Class B Common Stock      --        --         --         --         --
      Class C Common Stock  $   1.49  $  (1.02)  $  (1.63)  $  (0.02)  $  (1.20)
                            ========  ========   ========   ========   ========

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1994, 1995 and 1996

                                                         Additions
                                                   ----------------------
                                     Balance at    Charged to    Charged         Other         Balance
                                     Beginning     Costs and     to Other     Changes Add      at End
Year       Description                of Year      Expenses      Account       / (Deduct)      of Year
----  ---------------------          ----------    ----------    --------     -----------      -------
1994  Accumulated amortization:
         Customer lists              $ 189,364     $ 19,749                                    $   209,113
         Deferred charges               27,826        6,177                                         34,003
                                     ---------     --------                                    -----------
                                     $ 217,190     $ 25,926                                    $   243,116
                                     =========     ========                                    ===========

                                                                              $(2,210)(2)
         Allowance for doubtful                                                   532 (3)
                                                                              -------
         accounts                    $   1,026     $  1,421      $1,000(1)    $(1,678)         $     1,769
                                     =========     ========      ======       =======          ===========

1995  Accumulated amortization:
         Customer lists              $ 209,113     $ 20,527                   $(4,307)(4)      $   225,333
         Deferred charges               34,003        6,142                    (1,022)(4)           39,123
                                     ---------     --------                   -------          -----------
                                     $ 243,116     $ 26,669                   $(5,329)         $   264,456
                                     =========     ========                   =======          ===========

                                                                              $(3,323)(2)
         Allowance for doubtful                                                  (250)(4)
                                                                              -------
         accounts                    $   1,769     $  1,856      $  917(1)    $(3,573)         $       969
                                     =========     ========      ======       =======          ===========

1996  Accumulated amortization:
         Customer lists              $ 225,333     $ 18,611                   $(4,104)(5)      $   239,840
         Deferred charges               39,123        4,760                      (237)(5)           43,646
                                     ---------     --------                   -------          -----------
                                     $ 264,456     $ 23,371                   $(4,341)         $   283,486
                                     =========     ========                   =======          ===========

         Allowance for doubtful
         accounts                    $    969      $  1,882      $ 1,099(1)   $(2,862)(2)      $     1,088
                                     ========      ========      =======      =======          ===========

(1)  Recoveries

(2)  Bad debts written off

(3)  Allowance for doubtful accounts acquired from the Star Gas acquisition

(4) Valuation and qualifying accounts conveyed to Star Gas Partners, L.P. and the disposition of the New Hampshire branch location

(5) Valuation and qualifying accounts conveyed through the disposition of the Springfield Massachusetts branch location

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 11, 1997

                                       PETROLEUM HEAT AND POWER CO., INC.
                                                             (Registrant)



                                       By: /s/ Irik P. Sevin
                                           ----------------------------------
                                               Irik P. Sevin

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



/s/ Irik P. Sevin               Chairman of the Board           March 11, 1997
------------------------        Chief Executive Officer,
    Irik P. Sevin               Chief Financial and
                                Accounting Officer
                                and Director



/s/ Audrey L. Sevin             Secretary and Director          March 11, 1997
------------------------
    Audrey L. Sevin



/s/ Richard O'Connell           Director                        March 11, 1997
------------------------
    Richard O'Connell



/s/ Paul Biddelman              Director                        March 11, 1997
------------------------
    Paul Biddelman



/s/ Wolfgang Traber             Director                        March 11, 1997
------------------------
    Wolfgang Traber

(a)      Exhibits

Exhibit
  No.    Description of Exhibit
-------  ----------------------

3.1 - Restated and Amended Articles of Incorporation, as amended, and Articles of Amendment thereto.(2)

3.2 -    Restated By-Laws of the Registrant.(2)

4.1 - Indenture, dated as of April 1, 1993, between the Company and Chemical Bank, as trustee, including Form of Notes.(1)

4.2 - Form of Indenture, dated as of October 1, 1985 between the Company and Manufacturers Hanover Trust Company, as trustee, including Form of Notes.(3)

4.3 - Restated and Amended Articles of Incorporation and Articles of Amendment thereto.(3)

4.4 - Certificate of Designation creating a series of preferred stock designated as Cumulative Redeemable Exchangeable 1991 Preferred Stock and Certificate of Amendment relating thereto.(6)

4.5 - Certificate of Designation creating a series of preferred stock designated as Cumulative Redeemable 1991 Preferred Stock.(3)

4.6 - Form of Indenture between the Company and Chemical Bank, as trustee, including Form of Debentures.(8)

4.7 - Certificate of Designation creating a series of Preferred Stock designated as Cumulative Redeemable Exchangeable 1993 Preferred stock.(8)

4.8 - Certificate of Designation, as amended, creating a series of Preferred Stock designated as 12 7/8% Exchangeable Preferred Stock due 2009.(14)

4.9 - Registration Rights Agreement, dated as of February 18, 1997, by and between the registrant and Donaldson, Lufkin & Jenrette Securities Corporation.(14)

9.1 - Shareholders' Agreement dated as of July 1992, among the Company and certain of its stockholders.(2)

10.1- Fourth Amended and Restated Credit Agreement dated as of September 27, 1996 among the Company, certain banks party thereto and Chase Manhattan Bank, as Agent.(10)

10.2-    Pension Plan, of Petroleum Heat and Power Co., Inc.(2)

10.3-    Amendment No. 1 to Pension Plans.(14)

10.4- Supplemental Executive Retirement Plan of Petroleum Heat and Power Co., Inc.(2)

10.5-    Amendment No. 1 to Supplemental Executive Retirement Plan.(14)

10.6- Lease dated December 1, 1985 with respect to office and garage located at 3600-3620 19th Avenue, Astoria, New York.(3)

10.7- Lease dated October 26, 1990 with respect to office and garage located at 1 Coffey Street, Brooklyn, New York.(2)

10.8- Lease dated February 6, 1990 with respect to office and garage located at 62 Oakland Avenue and 64 Oakland Avenue, East Hartford, Connecticut.(2)

10.9- Lease dated July 29, 1988 and Addendum to lease dated August 1, 1988 with respect to office, garage and terminal located at 224 North Main Street, Southampton, New York.(2)

10.10- Lease dated December 1, 1990 with respect to garage located at 10 Coffey Street, Brooklyn, New York.(2)

10.11- Lease dated November 8, 1996 with respect to office located at 467 Creamery Way, Exton, Pennsylvania.(14)

10.12- Option dated October 18, 1984 granted to Irik P. Sevin to purchase 64,000 shares of common stock of Petroleum Heat and Power Co., Inc.(3)

10.13- Agreement dated October 22, 1986 relating to purchase of 64,000 shares of Class A Common Stock by Irik P. Sevin.(5)

10.14- Agreement dated December 2, 1986 relating to stock options granted to Irik P. Sevin.(5)

10.15- Agreements dated December 28, 1987 and March 6, 1989 relating to stock options granted to Irik P. Sevin and Malvin P. Sevin.(2)

10.16- Lease dated June 17, 1993 with respect to office facilities located at 2187 Atlantic Street in Stamford, Connecticut.(8)

10.17- First Amendment to the Company's 10 1/8% Subordinated Notes Indenture dated as of January 12, 1994.(8)

10.18-   Employment Agreement dated July 21, 1994 with Thomas Isola.(10)

10.19-   Agreement dated April 4, 1994 relating to stock options granted to Irik
         P. Sevin.(11)

10.20-   Employment Agreement dated June 2, 1994 with Alex Szabo.(12)

10.21- Agreement dated December 31, 1995, in the amount of $1,751,468 due December 31, 1999 from Irik P. Sevin to the Company.(13)

10.22- Lease dated January 25, 1996 with respect to regional office located at 48 Harbor Park Drive, Port Washington, New York.(10)

10.23- Note Purchase Agreement dated as of February 1, 1997 re: 60,000,000 in Senior Notes due October 1, 2002.(14)

10.24- Third Amendment and Restatements of Purchase Agreements dated as of February 1, 1997 re: 250,000 shares of 1989 Preferred Stock.(14)

10.25- Sixth Amendment and Restatements of Note Agreement dated as of February 1, 1997 re: 14.10% Senior and Subordinated Notes due January 15, 2001.
         (14)

11.0-    Computation of Per Share Earnings.(14)

21.0-    Subsidiaries of Registrant.(14)

23.1-    Consent of KPMG Peat Marwick LLP(14)

27.0-    Financial Data Schedule(14)


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

(8) Filed as Exhibits to the Registration Statement on Form S-2, File No. 33-72354, and incorporated herein by reference.

(9) Filed as Exhibits to the Company's Periodic Report on Form 8-K filed on January 4, 1994, File No. 2-88526 and incorporated herein by reference.

(10) Filed as an Exhibit to the Company's Periodic Report on Form 10-Q and incorporated herein by reference.

(11) Filed as Exhibits to the Registration Statement on Form S-2, File No.33-57059, and incorporated herein by reference.

(12) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 2-88526, and incorporated herein by reference.

(13) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 2-88526, and incorporated herein by reference.

(14) Filed herein.