Form 10-Q
period 1997-03-31
PETROLEUM HEAT & POWER CO INC
filed 1997-05-14
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________  to ______________________

Commission File Number: 2-88526

                       PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                                   06-1183025
---------------------------------------                     ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

2187 Atlantic Street, Stamford, CT                          06902
---------------------------------------                     ----------------
(Address of principal executive Offices)                    (Zip Code)

       Registrant's telephone number, including area code: (203) 325-5400
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes  |X|   No |_|

As of March 31, 1997 there were 23,149,769 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX TO Form 10-Q

                                                                            Page
                                                                            ----

Part 1 Financial Information:

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets March 31, 1997
     and December 31, 1996                                                    3

     Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 1997 and March 31, 1996                     4

     Condensed Consolidated Statement of Changes in
     Stockholders' Equity (Deficiency) for the Three Months
     Ended March 31, 1997                                                     5

     Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1997 and March 31, 1996                     6

     Notes to Condensed Consolidated Financial Statements                     7

Item 2 - Management's Discussion and Analysis of Financial
     Conditions and Results of Operations                                8 - 13

Part 2 Other Information:

Item 6 - Exhibits and reports on Form 8-K                                    14

Signature                                                                    15

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)
                                                               March 31,   December 31,
Assets                                                           1997          1996
------                                                         ---------   ------------
Current assets:
  Cash and cash equivalents                                    $  11,174     $   3,257
  Restricted cash                                                  3,000         3,000
  Accounts receivable (net of allowance of $1,904 and $1,088)    118,970        93,362
  Inventories                                                     13,725        22,084
  Prepaid expenses                                                 6,343         7,008
  Notes receivable and other current assets                        1,483         1,299
                                                               ---------     ---------
     Total current assets                                        154,695       130,010
                                                               ---------     ---------

Property, plant and equipment - net                               29,339        30,666

Intangible assets (net of accumulated amortization
 of $289,116 and $283,486)
   Customer lists                                                 73,955        77,778
   Deferred charges and pension costs                             26,220        25,718
                                                               ---------     ---------
                                                                 100,175       103,496
                                                               ---------     ---------
Investment in and advances to the Star Gas Partnership            11,044         9,943
Other assets                                                       1,085           910
                                                               ---------     ---------
                                                               $ 296,338     $ 275,025
                                                               =========     =========
Liabilities and Stockholders' Equity (Deficiency)
-------------------------------------------------

Current liabilities:
  Working capital borrowings                                   $   6,000     $  22,000
  Current debt                                                     3,030         3,047
  Current maturities of cumulative redeemable preferred stock      4,167         4,167
  Accounts payable                                                14,526        18,988
  Customer credit balances                                         7,186        17,468
  Unearned service contract revenue                               12,875        15,388
  Accrued expenses and other liabilities                          28,367        30,859
                                                               ---------     ---------
     Total current liabilities                                    76,151       111,917
                                                               ---------     ---------
Supplemental benefits and other liabilities                        1,573         1,584
Pension plan obligation                                            7,581         7,587
Notes payable and other long-term debt                            16,408        16,787
Senior notes payable                                              63,100        34,150
Subordinated notes payable                                       209,350       240,400

Cumulative redeemable preferred stock                             38,333         8,333

Common stock redeemable at option of stockholder (124 Class A
 and 31 Class C shares)                                              984           984
Note receivable from stockholder                                    (984)         (984)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 40,000 shares
  authorized, 23,026 and 22,931 shares outstanding                 2,304         2,294
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares outstanding                                    1             1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,567 sharesoutstanding                                257           257
 Additional paid-in capital                                       77,808        78,804
 Deficit                                                        (190,463)     (221,024)
 Minimum pension liability adjustment                             (6,065)       (6,065)
                                                               ---------     ---------
     Total stockholders' equity (deficiency)                    (116,158)     (145,733)
                                                               ---------     ---------
                                                               $296,338       $275,025
                                                               ========       ========


          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


(In thousands, except per share data)                            Three Months Ended
                                                                      March 31,
                                                               ---------------------
                                                                  1997        1996
                                                               ---------   ---------
Net sales                                                      $ 248,095   $ 279,655
Cost of sales                                                    163,505     178,817
                                                               ---------   ---------
   Gross profit                                                   84,590     100,838

Selling, general and administrative expenses                      25,296      27,422
Direct delivery expense                                           12,147      14,486
Amortization of customer lists                                     4,500       4,789
Depreciation of plant and equipment                                1,721       1,657
Amortization of deferred charges                                   1,130       1,352
Provision for supplemental benefits                                  141         192
                                                               ---------   ---------
   Operating income                                               39,655      50,940

Other income (expense):
  Interest expense                                                (8,805)     (9,114)
  Interest income                                                    410         629
  Other                                                               25          35
                                                               ---------   ---------
   Income before income taxes, equity interest
    and extraordinary item                                        31,285      42,490

Income taxes                                                         375         400
                                                               ---------   ---------
   Income before equity interest and extraordinary item           30,910      42,090

Equity in earnings of Star Gas Partnership                         2,478       3,365
                                                               ---------   ---------
   Income before extraordinary item                               33,388      45,455

Extraordinary item-loss on early extinguishment of debt             --        (6,414)
                                                               ---------   ---------
   Net income                                                  $  33,388   $  39,041
                                                               =========   =========

Preferred Stock dividends                                           (896)     (1,194)
                                                               ---------   ---------
   Net income applicable to common stock                       $  32,492   $  37,847
                                                               =========   =========
Income before extraordinary item per common share:
   Class A Common Stock                                        $    1.26   $    1.74
   Class B Common Stock                                             --          --
   Class C Common Stock                                             1.26        1.74

Extraordinary (loss) per common share:
   Class A Common Stock                                        $    --     $    (.25)
   Class B Common Stock                                             --          --
   Class C Common Stock                                             --          (.25)

Net income per common share:
   Class A Common Stock                                        $    1.26   $    1.49
   Class B Common Stock                                             --          --
   Class C Common Stock                                             1.26        1.49

Cash dividends declared per common share:
   Class A Common Stock                                        $    .075   $     .15
   Class B Common Stock                                             --          --
   Class C Common Stock                                             .075         .15

Weighted average number of common shares outstanding:
   Class A Common Stock                                           23,150      22,862
   Class B Common Stock                                               11          13
   Class C Common Stock                                            2,598       2,598

See accompanying notes to consolidated financial statements

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                   (Unaudited)

                        Three Months Ended March 31, 1997

(In thousands)


                                               Common Stock
                          --------------------------------------------------------
                               Class A             Class B             Class C                                 Minimum
                          --------------------------------------------------------   Additional                Pension
                          No. of              No. of              No. of               Paid-In                Liability
                          Shares    Amount    Shares    Amount    Shares    Amount     Capital     Deficit        Adj.      Total
                          ------    ------    ------    ------    ------    ------    ---------   ---------   ---------   ---------

-----------------------------------------------------------------------------------------------------------------------------------
Balance at
December 31, 1996         22,931    $2,294        11       $1     2,567     $257      $78,804     $(221,024)   $(6,065)   $(145,733)

Net income                                                                                           33,388                  33,388

Cash dividends
 declared and paid                                                                                     (896)                   (896)

Cash dividends
 payable                                                                                             (1,931)                 (1,931)

Class A Common
 Stock issued
 under the Dividend
 Reinvestment Plan            95        10                                                574                                   584

Preferred stock
 offering costs                                                                        (1,625)                               (1,625)

Other                                                                                      55                                    55

Balance at              ------------------------------------------------------------------------------------------------------------
March 31, 1997            23,026    $2,304        11       $1     2,567     $257      $77,808     $(190,463)   $(6,065)   $(116,158)
                        ============================================================================================================

See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                Three Months Ended
                                                                     March 31,
                                                               ---------------------
(In thousands)                                                   1997        1996
                                                               ---------   ---------

Cash flows from (used in) operating activities:
Net income                                                     $  33,388   $  39,041
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                   4,500       4,789
  Depreciation of plant and equipment                              1,721       1,657
  Amortization of deferred charges                                 1,130       1,352
  Share of income of Star Gas                                     (2,478)     (3,365)
  Provision for losses on accounts receivable                        476         430
  Provision for supplemental benefits                                141         192
  Loss on early extinguishment of debt                              --         6,414
  Other                                                              (31)        (41)

  Change in Operating Assets and Liabilities, net of
   effects of acquisitions and dispositions:
    Increase in accounts receivable                              (26,084)    (39,327)
    Decrease in inventory                                          8,359       6,416
    Decrease (increase) in other current assets                      481      (1,182)
    Decrease (increase) in other assets                             (175)         33
    Decrease in accounts payable                                  (4,462)     (4,315)
    Decrease in customer credit balances                         (10,282)    (13,298)
    Decrease in unearned service contract revenue                 (2,513)     (2,638)
    Decrease in accrued expenses                                    (566)     (3,112)
                                                               ---------   ---------
      Net cash provided by (used in) operating activities          3,605      (6,954)
                                                               ---------   ---------

Cash flows from (used in) investing activities:
 Minimum quarterly distributions from Star Gas Partnership         1,377        --
 Acquisitions                                                       (775)    (17,460)
 Capital expenditures                                               (480)       (951)
 Net proceeds from sales of fixed assets                             177          40
                                                               ---------   ---------
      Net cash provided by (used in) investing activities            299     (18,371)
                                                               ---------   ---------

Cash flows from (used in) financing activities:
 Net proceeds from issuance of common stock                          584         359
 Net proceeds from issuance of preferred stock                    28,375        --
 Repayment of notes payable                                       (1,050)     (1,050)
 Repurchase of common stock                                         --           (13)
 Repurchase of subordinated notes                                 (1,050)    (49,612)
 Credit facility borrowings                                       13,000      29,000
 Credit facility repayments                                      (29,000)    (10,000)
 Cash dividends paid                                              (4,753)     (5,016)
 Other                                                            (2,093)      2,191
                                                               ---------   ---------
      Net cash provided by (used in) financing activities          4,013     (34,141)
                                                               ---------   ---------

 Net increase (decrease) in cash                                   7,917     (59,466)

 Cash at beginning of year                                         3,257      78,285
                                                               ---------   ---------

      Cash at end of year                                      $  11,174   $  18,819
                                                               =========   =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the year for:
   Interest                                                       10,055   $  12,581
   Income taxes                                                       99         120

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

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

     2. Accounting Changes

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings Per Share." SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The impact of adopting SFAS No. 128 will be immaterial.

     3. Per Share Data

     The Company computes net income per common share based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income for preferred dividends declared aggregating $896,000 and $1,194,000 for the three months ended March 31, 1997 and 1996 respectively. Diluted net income per common shares are not presented because the effect is not material.

     4. Acquisitions / Sale

     During the three month period ending March 31, 1997 the Company acquired the customer lists and equipment of one unaffiliated fuel oil dealer. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $0.7 million. Sales and net income of the acquired company is included in the consolidated statement of income from the respective dates of acquisition.

     Had this acquisition occurred at the beginning of the period, the pro forma unaudited results of operations for the three months ended March 31, 1997 would have been as follows:

                                                (In thousands, Except Per Share)
                                                --------------------------------
            Net sales                                     $    248,288
            Net income                                          33,438

            Net income per common share:
               Class A Common Stock                       $       1.26
               Class B Common Stock                                -
               Class C Common Stock                       $       1.26

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                            AND RESULTS OF OPERATIONS

Three Months Ended March 31, 1997
Compared to Three Months Ended March 31, 1996

Volume Volume declined 17.0% to 192.5 million gallons of home heating oil for the three months ended March 31, 1997, as compared to 232.0 million gallons for the three months ended March 31, 1996. This decrease was largely due to 11.8% warmer weather, as temperatures were significantly warmer than normal (8.4%) in the first quarter of 1997, in contrast to the slightly colder than normal weather experienced during the first quarter of 1996; a substantial shift in deliveries from the first quarter of 1997 into the second quarter of 1997, as the Company reduced variable operating expenses in the first quarter of 1997 in response to the significantly warmer weather; and net account attrition. Partially offsetting these negative factors was the acquisition by the Company of fourteen individually insignificant heating oil companies since the beginning of the first quarter of the year.

Net sales Net sales decreased 11.3% to $248.1 million for the three months ended March 31, 1997, as compared to $279.7 million for the three months ended March 31, 1996. This decline was due to decreased volume, partially offset by higher selling prices associated with a rise in wholesale costs.

Gross profit Gross profit decreased 16.1% to $84.6 million for the three months ended March 31, 1997, as compared to $100.8 million for the three months ended March 31, 1996 due to the decreased volume described above. Gross profit did not decline to the same extent as volume due to a one cent per gallon increase in home heating oil margins in 1997 as compared to 1996, and the impact on service costs, which are included in the calculation of the Company's gross profit, of the record winter storms in the first quarter of 1996.

Selling, general and administrative expenses (SG&A)   Selling, general and
administrative expenses decreased 7.8% to $25.3 million for the three months ended March 31, 1997, as compared to $27.4 million for the three months ended March 31, 1996. This decrease was due both to the Company's ability to reduce certain overhead costs in response to the warm weather and the associated decline in volume and to reductions in branch-level expenses resulting from the Company's operational programs.

Direct delivery expenses   Direct delivery expenses decreased 16.1% to $12.1
million for the three months ended March 31, 1997, as compared to $14.5 million for the three months ended March 31, 1996. This decreased was due to the reduction in volume, as the Company responded to warmer weather by reducing its variable operating costs, and to the presence in the first quarter of 1996, of severe winter storms which increased the Company's delivery expenses.

Amortization of customer lists Amortization of customer lists decreased 6.0% to $4.5 million for the three months ended March 31,1997, as compared to $4.8 million for the three months ended March 31,1996 as the impact of the Company's recent acquisitions largely offset the effect of certain customer lists becoming fully amortized.

Depreciation and amortization of plant and equipment Depreciation and amortization of plant and equipment remained virtually unchanged at $1.7 million for the three months ended March 31,1997, as compared to the three months ended March 31, 1996, as the Company's recent acquisitions kept pace with the impact of certain assets which became fully depreciated.

Amortization of deferred charges Amortization of deferred charges declined 16.4% to $1.1 million for the three months ended March 31, 1997, as compared to $1.4 million for the three months ended March 31, 1996, as the impact of certain deferred charges fully amortized exceeded the impact of the Company's acquisition.

Provision for supplemental benefits Provision for supplemental benefits declined to $ 0.1 million for the three months ended March 31,1997, as compared to $0.2 million for the three months ended March 31, 1996. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating income Operating income decreased 22.2% to $39.7 million for the three months ended March 31, 1997, as compared to $50.9 million for the three months ended March 31,1996. This decrease was largely a result of the weather-related decline in volume, partially offset by the Company's ability to contain certain overhead costs in response to the decline in volume.

Net interest expense Net interest expense remained relatively unchanged at $8.4 million for the three months ended March 31, 1997, as compared to $8.5 million for the three months ended March 31, 1996, as a $0.3 million decline in gross interest expense resulting from both a slight decline in average borrowings outstanding and average rate was offset by a $0.2 million decline in interest income.

Equity in earnings of Star Gas Partnership The Company's interest in Star Gas has been accounted for on an equity basis since the Star Gas Transaction (as described in the Company's 1996 annual report on form 10K) in December of 1995. Equity in earnings of Star Gas Partnership declined 26.4% to $2.5 million for the three months ended March 31, 1997, as compared to $3.4 million for the three months ended March 31, 1996. This declined was due to the impact of warm weather on Star Gas' propane volume and net income.

Extraordinary item - loss on early extinguishment of debt In February 1996, the Company recorded an extraordinary charge of $6.4 million in connection with the retirement of $43.8 million of 12.25% debt due 2005. This amount includes both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt.

Net income Net income declined 14.5% to $33.4 million for the three months ended March 31, 1997, as compared to $39.0 million for the three months ended March 31, 1996. This decline was largely due to the impact of warm first quarter weather on both the Company's and Star's volume, partially offset by the absence, in 1997, of the extraordinary item described above.

EBITDA* EBITDA decreased 20.0% to $47.1 million for the three months ended March 31, 1997, as compared to $58.9 million for the three months ended March 31, 1996. This decline resulted primarily from reduced volume caused by warm first quarter 1997 weather.

NIDA** NIDA declined 21.4% to $38.9 million for the three months ended March 31, 1997, as compared to $49.5 million for the three months ended March 31, 1996. This decrease was directly the result of the weather-related reduction in EBITDA (described above).

* EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that EBITDA is a principal basis upon which the Company assesses its financial performance.

** NIDA (Net Income (Loss) Before Extraordinary Item, Depreciation and Amortization) is defined as net income (loss) before extraordinary item, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, plus any cash dividends received by the Company from these investments. NIDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information in that NIDA is a principal basis upon which the Company assesses its financial performance.

Liquidity and Financial Condition

In February 1997 the Company entered into agreements ("Private Debt Modifications") to among other things, exchange the remaining $30.0 million of its $60.0 million 11.85%, 12.17%, and 12.18% notes ("11.96% Notes") ranked as subordinated debt to senior debt, and to extend the maturity date of the $60.0 million 11.96% Notes from October 1, 1998 to October 1, 2002 with $15.0 million sinking fund payments due on October 1, 2000 and October 1, 2001 and the remaining $30.0 million balance due on October 1, 2002.

Also in February 1997 the Company issued $30.0 million of 12 7/8% Exchangeable Preferred Stock due February 15, 2009. The intended use of this offering's net proceeds of $28.4 million is for general corporate purposes, as well as funding the Company's operational restructuring and acquisition programs.

Net cash provided by operating activities of $3.6 million combined with the $28.4 million net proceeds from the 12 7/8% Exchangeable Preferred Stock offering described in the previous paragraph, amounted to $32.0 million. These funds were utilized in investing activities for an acquisition and the purchase of fixed assets of $1.3 million; and in financing activities to repay notes payable of $1.1 million, repurchase subordinated notes of $1.1 million, repay net credit facility borrowings of $16.0 million, pay cash dividends of $4.8 million, and other financing activities of $2.0 million, which includes $1.2 million associated with the Private Debt Modification of the 11.96% Notes. These financing activities were partially offset by cash provided from the Star Gas minimum quarterly distribution of $1.4 million, proceeds from the sale of fixed assets of $0.2 million, and proceeds from dividend reinvestments of $0.6 million. As a result of the above activities, the Company's cash balance increased by $7.9 million.

The Company currently has available a $60.0 million working capital revolving credit facility. At March 31, 1997, $6.0 million was outstanding under this credit facility, and the Company had $78.5 million of working capital.

For the remainder of 1997, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $5.8 million, redeeming $4.2 million of Redeemable Preferred Stock, and paying $3.8 million in preferred stock dividends. Based on the Company's current cash and working capital position, and bank credit facility, the Company expects to be able to meet all of the above mentioned obligations, as well as meet all of its other current obligations as they become due.

Restructuring Charges

Over the past two years Petro has dedicated a large amount of effort toward defining the best possible organizational structure for the Company. The objective has been to structure the Company to provide superior service to its customers, build a brand image, and reduce operating costs.

As part of the initial implementation of this program, Petro undertook certain business improvement strategies in its Long Island, New York region. These steps included the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center consolidated accounting, credit, customer service and the sales function into a single new facility in Port Washington, Long Island. All external communications and marketing previously undertaken in the five branches were centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories. The Company incurred $1.2 million in restructuring expenses in the second quarter of 1996, for costs associated with the initial implementation of the restructuring program.

In April 1997, based on the success experienced in Long Island, the Company informed its employees of the intentions to continue the restructuring activity. Such activity includes combining the Company's three New York City branches into one new central depot specializing in delivery, installation, maintenance, and service functions only, and like the Long Island depots, support it with the Port Washington facility. It is anticipated that the restructuring costs will include termination benefit arrangements with employees and continuing lease obligations for unused non-cancelable non-strategic facilities. The Company estimates that restructuring expenses associated with this stage of the restructuring plan will be between $1.5 million and $2.0 million. Since all aspects of the plan were formalized and communicated to the employees in April 1997, and it was possible to reasonably estimate the costs associated with the plan, the Company reflected these restructuring expenses in the second quarter of 1997.

Corporate Identity Expenses

Concurrently with the Company's initial restructuring efforts to increase productivity and customer responsiveness, it implemented a corporate identity program to increase the brand awareness of the "Petro" name among heating oil customers. The implementation of this program began in April 1996 with its Long Island region, where the new "Petro" identity and image was established while the region was being restructured. Under this program, the Company began servicing its approximate 100,000 Long Island customers using the "Petro" brand name, rather than the twelve previously in use. As of December 31, 1996, the Company expended $2.7 million for corporate identity expenses, which represent the costs associated with repainting the fleet, issuing new uniforms and advertising the new "Petro" brand name.

As the Company continues its restructuring program, it will also proceed with the corporate identity program. The Company expects to incur an additional $1.5 million in corporate identity expenses when it combines and restructures its three New York City branches, and an additional $3.0 million when it establishes the Mid-Atlantic region.

Statement Regarding Forward-Looking Disclosure

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represents the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the company's financial performance, the price and supply of home heating oil, the ability of the Company to obtain new accounts and retain existing accounts and the ability of the Company to realize cost reductions from its operational restructuring program. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                            PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits Included Within:

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          Registrant filed a report on Form 8-K on January 22, 1997, to report under Item 5., "Other Events," a copy of the Press Release issued on January 22, 1997 announcing the sale of $30.0 million of Exchangeable Preferred Stock to institutional investors, the reduction of dividends from an annual rate of $0.60 per share to $0.30 per share, the extension in the maturity of its $60.0 million Senior and Subordinated Notes, and the announcement of the promotion of Thomas M. Isola to President.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature               Title                                      Date
---------               -----                                      ----

Irik P. Sevin           Chairman of the Board, Chief               May 14, 1997
-------------           Executive Officer, and
Irik P. Sevin           Chief Financial and Accounting
                        Officer and Director