Form 10-K/A
period 1996-12-31
PETROLEUM HEAT & POWER CO INC
filed 1997-05-27
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     The documents incorporated by reference into this Form 10-K and the parts hereof into which such documents are incorporated are listed below:

Document                                                                Part
--------                                                               ------

Those portions of the registrant's proxy                                III
statement for the registrant's 1997 Annual
Meeting (the "Proxy Statement") that are specifically identified herein as incorporated by reference into this Form 10-K/A

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


     In addition, the Company is currently undertaking a significant operating restructuring and corporate identity program to increase its productivity, its responsiveness to customers and its brand awareness among heating oil customers. The implementation of this program began in April 1996 with the regionalization of the Company's Long Island operations, and will continue through the evaluation of appropriate operating structures for the rest of the Company in 1997 and 1998. The total cost of the program is estimated to be approximately $21.0 million, incurred over a four year period. In 1996, the combined expense and capital cost of these programs was approximately $6.0 million. See Item 1. "Business-Strategy."

     While the expense of the program over the coming years is expected to be significant, management's goal is to achieve substantial annual returns on this investment, through the reduction of expenses. The program will be financed by a portion of the Company's February 1997 sale of $30.0 million of Exchangeable Preferred Stock and internally generated funds. In the fourth quarter of 1996, operating performance in the Company's first region, Long Island, showed measurable improvements in the areas of miles per stop, deliveries per hour, service reworks, and oil run-outs, than in the comparable previous year period. It should be noted, however, that these results are preliminary and no assurances can be given as to the ultimate success of the program in Long Island or in any of the Company's regions.


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

     In addition, as a result of the December 1995 Star Gas transaction discussed earlier, Star Gas Corporation, a wholly-owned subsidiary of the Company, as general partner remains contingently liable for the Partnership's obligations. These contingent liabilities are limited to Star Gas Corporation. Furthermore, to enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. At December 31, 1996, $3.0 million of these funds were restricted at the Star Gas level, with $3.0 million having been released to Petro in 1996 as certain quarterly guarantee provisions were fulfilled.

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

Statement Regarding Forward-Looking Disclosure

This Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent the Company's expectations or beliefs concerning future events that involve risks and uncertainties, including those associated with the effect of weather conditions on the Company's financial performance, the price and supply of home heating oil, the ability of the Company to obtain new accounts and retain existing accounts and the ability of the Company to realize cost reductions from its operational restructuring program. All statements other than statements of historical facts included in this Report including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business" and elsewhere herein, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this Report, including without limitation, in conjunction with the forward-looking statements included in this report. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

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


                                       KPMG PEAT MARWICK LLP


Stamford, Connecticut
March 3, 1997

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In thousands)

                                                                    December 31,
                                                               ---------------------
Assets                                                            1995        1996
------                                                         ---------   ---------
Current assets:
  Cash and cash equivalents                                    $  78,285   $   3,257
  Restricted cash                                                  6,000       3,000
  Accounts receivable (net of allowance of $969 and $1,088)       95,361      93,362
  Inventories                                                     20,413      22,084
  Prepaid expenses                                                 6,115       7,008
  Notes receivable and other current assets                        1,617       1,299
                                                               ---------   ---------
     Total current assets                                        207,791     130,010
                                                               ---------   ---------

Property, plant and equipment - net                               30,263      30,666

Intangible assets (net of accumulated amortization
 of $264,456 and $283,486)
   Customer lists                                                 76,419      77,778
   Deferred charges and pension costs                             27,296      25,718
                                                               ---------   ---------
                                                                 103,715     103,496
                                                               ---------   ---------


Investment in and advances to the Star Gas Partnership            34,612      29,907
   Deferred gain on Star Gas Transaction                         (19,964)    (19,964)
                                                               ---------   ---------
                                                                  14,648       9,943


Other assets                                                         824         910
                                                               ---------   ---------
                                                               $ 357,241   $ 275,025
                                                               =========   =========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Working capital borrowings                                   $    --     $  22,000
  Current debt                                                    47,001       3,047
  Current maturities of cumulative redeemable
    exchangeable preferred stock                                   4,167       4,167
  Accounts payable                                                22,824      18,988
  Customer credit balances                                        19,610      17,468
  Unearned service contract revenue                               15,535      15,388
  Accrued expenses and other liabilities                          33,246      30,859
                                                               ---------   ---------
     Total current liabilities                                   142,383     111,917
                                                               ---------   ---------

Supplemental benefits and other liabilities                        1,658       1,584
Pension plan obligation                                            7,174       7,587
Notes payable and other long-term debt                            17,779      16,787
Senior notes payable                                              35,200      34,150
Subordinated notes payable                                       241,450     240,400

Cumulative redeemable exchangeable preferred stock                12,500       8,333

Common stock redeemable at option of stockholder (161 Class A
 and 40 Class C shares and 124 Class A and 31 Class C shares)      1,280         984
Note receivable from stockholder                                  (1,280)       (984)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 40,000 shares
  authorized, 22,653 and 22,931 shares outstanding                 2,266       2,294
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 14 and 11 shares outstanding                             1           1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,558 and 2,567 shares outstanding                     256         257

 Additional paid-in capital                                       76,418      78,804
 Deficit                                                        (174,972)   (221,024)
 Minimum pension liability adjustment                             (4,872)     (6,065)
                                                               ---------   ---------
     Total stockholders' equity (deficiency)                    (100,903)   (145,733)
                                                               ---------   ---------
                                                               $ 357,241   $ 275,025
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

Advertising Expenses

Advertising costs are expensed as they are incurred. Advertising expenses were $2,645, $2,352, and $2,947 for 1994, 1995, and 1996 respectively.

Issuance of Stock by Subsidiaries

At the time a subsidiary sells its stock to an unrelated party a gain is recognized only if there are no significant uncertainties regarding realization.

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

     In November 1995, Star Gas organized Star Gas Partners, L.P. a Delaware limited partnership ("Partnership") and Star Gas and the Partnership together organized Star Gas Propane, L.P., a Delaware limited partnership ("Operating Partnership"). In December 1995, Petro transferred substantially all of its propane assets and liabilities to Star Gas, and Star Gas transferred ("Star Gas Conveyance") substantially all of its assets (including the propane assets transferred by Petro) in exchange for a general partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas. The total value of the assets conveyed to the Operating Partnership was $156.5 million. Concurrently with the Star Gas Conveyance, Star Gas issued approximately $85.0 million in First Mortgage Notes to certain institutional investors. In connection with the Star Gas Conveyance, the Operating Partnership assumed $91.5 million of Star Gas liabilities including the $85.0 million of First Mortgage Notes; however, Star Gas retained approximately $83.7 million in cash from the proceeds of the First Mortgage Notes. As a result of the foregoing transactions, Star Gas received a 46.5% equity interest in the Partnership and Petro received distributions from the public sale of 2.6 million Master Limited Partnership units at $20.46 per share for $51.0 million in cash. In order for the Partnership to begin operations with $6.2 million of working capital, Star Gas and the Operating Partnership agreed that the amount of debt assumed by the Operating Partnership would be adjusted upward or downwards to the extent that the working capital of the Operating Partnership at closing was more or less than $6.2 million. At closing, the net working capital of the Operating Partnership was $9.2 million and as a result, $3.0 million was paid to Petro in January 1996.

     In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million for this transaction because the Company received subordinate units which do not readily have an ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at December 31, 1996, $3.0 million of these funds were restricted at the Star Gas level, with $3.0 million having been released to Petro in 1996 as certain quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement and when the funds from the Company's capital contribution obligation have all been released. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any Quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-Quarter periods immediately preceding the conversion date.

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

In June 1994, the Board of Directors and shareholders adopted the Petroleum Heat and Power Co., Inc. 1994 Stock Option Plan, which authorized one million shares of the Company's Class A Common Stock to be granted from time to time, and to vest at various times, to key employees, officers, directors, consultants, advisers, or agents, who help contribute to the long-term success and growth of the firm, at prices not less than the fair market value at the date of grant and at terms not to exceed ten years.

As allowable by SFAS No. 123, the Company will continue to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plan, and accordingly will not recognize compensation expense for its stock-based compensation plan.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands except per share data)


(13)  Stock Options - (Continued)

Had compensation cost for this plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share for 1995 and 1996 would have been increased by approximately sixty thousand dollars, or $0.0024 per share, and forty-four thousand dollars, or $0.0017 per share respectively, based on a straight line basis over the vesting period of the grants. All options were granted at an amount equal to the quoted market price of the Company's stock at the date of the grants and vest at various times with no vesting period exceeding five years. The fair value of the options granted during 1995 was $1.19 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 7.38%, volatility of 27%, risk-free interest rate of 6.02%, assumed forfeiture rate of 0%, and an expected life of five years. The average fair value of the options granted during 1996 was $0.76 per option respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 9.41%, volatility of 27%, risk-free interest rate of 6.26%, assumed forfeiture rate of 0%, and an average expected life of 8.19 years.

Information relating to stock options during 1994, 1995 and 1996 are summarized as follows:

                                               Number of Shares     Weighted-Average
                            Range of         ---------------------    Option Price
                         Exercise Prices     Class A       Class C      Per Share       Total
                         ---------------     -------       -------      ---------       -----
Shares under option
 at December 31, 1993    $4.10 to $11.25        718          167          $5.82        $ 5,147

Granted                  $7.50 to  $8.77        882           -            8.67          7,648
Exercised                $4.10 to  $4.10       (209)         (52)          4.10         (1,073)
Expired                 $11.25 to $11.25        (48)         (12)         11.25           (675)
Shares under option      ---------------     ------         ----          -----        -------
 at December 31, 1994    $4.10 to $11.25      1,343          103           7.64         11,047

Granted                  $8.00 to  $8.00         50           -            8.00            400
Exercised                     -                   -           -             -               -
Expired                       -                   -           -             -               -
Shares under option      ---------------    -------         ----          -----        -------
 at December 31, 1995    $4.10 to $11.25      1,393          103           7.66         11,447

Granted                  $6.87 to  $7.38        132           -            7.21            955
Exercised                     -                   -           -              -              -
Expired                  $7.50 to  $7.50         24            6           7.50            225
                         ---------------    -------         ----          -----        -------
Shares under option
 at December 31, 1996    $4.10 to $11.25      1,501           97          $7.62        $12,177
                         ===============    =======         ====          =====        =======
Shares exercisable
 at December 31, 1996    $4.10 to $11.25      1,361           97          $7.62        $11,100
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