Form 10-Q/A
period 1997-03-31
PETROLEUM HEAT & POWER CO INC
filed 1997-05-27
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

(In thousands)
                                                               March 31,   December 31,
Assets                                                           1997          1996
------                                                         ---------   ------------
Current assets:
  Cash and cash equivalents                                    $  11,174     $   3,257
  Restricted cash                                                  3,000         3,000
  Accounts receivable (net of allowance of $1,904 and $1,088)    118,970        93,362
  Inventories                                                     13,725        22,084
  Prepaid expenses                                                 6,343         7,008
  Notes receivable and other current assets                        1,483         1,299
                                                               ---------     ---------
     Total current assets                                        154,695       130,010
                                                               ---------     ---------

Property, plant and equipment - net                               29,339        30,666

Intangible assets (net of accumulated amortization
 of $289,116 and $283,486)
   Customer lists                                                 73,955        77,778
   Deferred charges and pension costs                             26,220        25,718
                                                               ---------     ---------
                                                                 100,175       103,496
                                                               ---------     ---------

Investment in and advances to the Star Gas Partnership            31,008        29,907
  Deferred gain on Star Gas Transaction                          (19,964)      (19,964)
                                                               ---------     ---------
                                                                  11,044         9,943


Other assets                                                       1,085           910
                                                               ---------     ---------
                                                               $ 296,338     $ 275,025
                                                               =========     =========
Liabilities and Stockholders' Equity (Deficiency)
-------------------------------------------------

Current liabilities:
  Working capital borrowings                                   $   6,000     $  22,000
  Current debt                                                     3,030         3,047
  Current maturities of cumulative redeemable preferred stock      4,167         4,167
  Accounts payable                                                14,526        18,988
  Customer credit balances                                         7,186        17,468
  Unearned service contract revenue                               12,875        15,388
  Accrued expenses and other liabilities                          28,367        30,859
                                                               ---------     ---------
     Total current liabilities                                    76,151       111,917
                                                               ---------     ---------
Supplemental benefits and other liabilities                        1,573         1,584
Pension plan obligation                                            7,581         7,587
Notes payable and other long-term debt                            16,408        16,787
Senior notes payable                                              63,100        34,150
Subordinated notes payable                                       209,350       240,400

Cumulative redeemable preferred stock                             38,333         8,333

Common stock redeemable at option of stockholder (124 Class A
 and 31 Class C shares)                                              984           984
Note receivable from stockholder                                    (984)         (984)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 40,000 shares
  authorized, 23,026 and 22,931 shares outstanding                 2,304         2,294
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares outstanding                                    1             1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,567 sharesoutstanding                                257           257
 Additional paid-in capital                                       77,808        78,804
 Deficit                                                        (190,463)     (221,024)
 Minimum pension liability adjustment                             (6,065)       (6,065)
                                                               ---------     ---------
     Total stockholders' equity (deficiency)                    (116,158)     (145,733)
                                                               ---------     ---------
                                                               $296,338       $275,025
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

     5. Deferred Gain on Star Gas Transaction

     In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million for this transaction because the Company received subordinate units which do not readily have an ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at March 31, 1997, $3.0 million of these funds were restricted at the Star Gas level, with $3.0 million having been released to Petro in 1996 as certain quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement and when the funds from the Company's capital contribution obligaton have all been released. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any Quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-Quarter periods immediately preceding the conversion date.

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

In addition, as a result of the December 1995 Star Gas Transaction, Star Gas Corporation, a wholly-owned subsidiary of the Company, as general partner remains contingently liable for the Partnership's obligations. These contingent liabilities are limited to Star Gas Corporation. Furthermore, to enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. At March 31, 1997 $3.0 million of these funds were restricted at the Star Gas level, with $3.0 million having been released to Petro in 1996 as certain quarterly guarantee provisions were fulfilled.

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