Form 10-Q
period 1997-06-30
PETROLEUM HEAT & POWER CO INC
filed 1997-08-07
CIK 736768

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ------------ TO ------------

Commission File Number: 1-9358
                        ------

                      PETROLEUM HEAT AND POWER CO., INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Minnesota                                    06-1183025
-----------------------------------          -----------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                 Identification No.)

2187 Atlantic Street, Stamford, CT           06902
-----------------------------------          -----------------------
(Address of principal executive Offices      (Zip Code)

    Registrant's telephone number, including area code:  (203) 325-5400
                                                         --------------

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

As of June 30, 1997 there were 23,325,867 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                              INDEX To Form 10-Q

                                                                            PAGE
                                                                            ----
Part 1   Financial Information:

Item 1 -- Financial Statements

  Condensed Consolidated Balance Sheets
  June 30, 1997 and December 31, 1996.....................................     3

  Condensed Consolidated Statements of Operations for the
  Three Months Ended
  June 30, 1997 and June 30, 1996
  and the Six Months Ended
  June 30, 1997 and June 30, 1996.........................................     4

  Condensed Consolidated Statement of Changes in
  Stockholders' Equity (Deficiency) for the
  Six Months Ended June 30, 1997..........................................     5

  Condensed Consolidated Statements of Cash Flows for the
  Six Months Ended
  June 30, 1997 and June 30, 1996.........................................     6

  Notes to Condensed Consolidated Financial Statements....................     7

Item 2 -- Management's Discussion and Analysis of
          Financial Conditions and Results of Operations..................  8-15


Part 2   Other Information:

Item 4 -- Submission of Matters to a Vote of Security Holders.............    16

Item 6 -- Exhibits and reports on Form 8-K................................    16

Signature.................................................................    17


      PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets
                         (Unaudited)

(In thousands)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
Assets

Current assets:
  Cash and cash equivalents............................................................  $   28,172   $    3,257
  Restricted cash......................................................................       1,500        3,000
  Accounts receivable (net of allowance of $2,106 and $1,088)..........................      73,505       93,362
  Inventories..........................................................................      11,397       22,084
  Prepaid expenses.....................................................................       7,992        7,008
    Notes receivable and other current assets..........................................         786        1,299
                                                                                         ----------  ------------
Total current assets...................................................................     123,352      130,010
                                                                                         ----------  ------------
Property, plant and equipment--net.....................................................      28,929       30,666

Intangible assets (net of accumulated amortization of $294,721 and $283,486)
  Customer lists.......................................................................      72,234       77,778
  Deferred charges and pension costs...................................................      26,461       25,718
                                                                                         ----------  ------------
                                                                                             98,695      103,496
                                                                                         ----------  ------------
Investment in and advances to the Star Gas Partnership.................................      27,702       29,907
  Deferred gain on Star Gas Transaction................................................     (19,964)     (19,964)
                                                                                         ----------  ------------
                                                                                              7,738        9,943
                                                                                         ----------  ------------
Other assets...........................................................................       1,047          910
                                                                                         ----------  ------------
                                                                                         $  259,761   $  275,025
                                                                                         ----------  ------------
                                                                                         ----------  ------------
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Working capital borrowings...........................................................  $   --       $   22,000
  Current debt.........................................................................       2,698        3,047
  Current maturities of redeemable preferred stock.....................................       4,167        4,167
  Accounts payable.....................................................................       8,094       18,988
  Customer credit balances.............................................................      10,996       17,468
  Unearned service contract revenue....................................................      13,561       15,388
  Accrued expenses and other liabilities...............................................      29,657       30,859
                                                                                         ----------  ------------
    Total current liabilities..........................................................      69,173      111,917
                                                                                         ----------  ------------
Supplemental benefits and other liabilities............................................       1,573        1,584
Pension plan obligation................................................................       7,574        7,587
Notes payable and other long-term debt.................................................      16,506       16,787
Senior notes payable...................................................................      63,100       34,150
Subordinated notes payable.............................................................     209,350      240,400
Redeemable preferred stock.............................................................      38,333        8,333
Common stock redeemable at option of stockholder (124 Class A and 31 Class C shares)...         984          984
Note receivable from stockholder.......................................................        (984)        (984)

Stockholders' equity (deficiency):
  Class A common stock-par value $.10 per share; 40,000 shares authorized, 23,202 and
    22,931 shares outstanding..........................................................       2,322        2,294
  Class B common stock-par value $.10 per share; 6,500 shares authorized, 11 shares
    outstanding........................................................................           1            1
  Class C common stock-par value $.10 per share; 5,000 shares authorized, 2,567 shares
    outstanding........................................................................         257          257
  Additional paid-in capital...........................................................      78,420       78,804
  Deficit..............................................................................    (220,783)    (221,024)
  Minimum pension liability adjustment.................................................      (6,065)      (6,065)
                                                                                         ----------  ------------
    Total stockholders' equity (deficiency)............................................    (145,848)    (145,733)
                                                                                         ----------  ------------
                                                                                         $  259,761   $  275,025
                                                                                         ----------  ------------
                                                                                         ----------  ------------

See accompanying notes to consolidated financial statements.

      PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Operations
                         (Unaudited)

(In thousands, except per share data)


                                                                         THREE MONTHS             SIX MONTHS
                                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                                    ----------------------  ----------------------
                                                                       1997        1996        1997        1996
                                                                    ----------  ----------  ----------  ----------
Net sales.........................................................  $   87,972  $   91,345  $  336,067  $  371,000
Cost of sales.....................................................      64,558      69,393     228,063     248,210
                                                                    ----------  ----------  ----------  ----------
  Gross profit....................................................      23,414      21,952     108,004     122,790

Selling, general and administrative expenses......................      24,738      24,532      50,034      51,954
Direct delivery expense...........................................       5,621       5,663      17,768      20,149
Restructuring charges.............................................       1,300       1,150       1,300       1,150
Corporate identity expenses.......................................       2,110         792       2,110         792
Amortization of customer lists....................................       4,431       4,740       8,931       9,529
Depreciation of plant and equipment...............................       1,830       1,732       3,551       3,389
Amortization of deferred charges..................................       1,174       1,336       2,304       2,688
Provision for supplemental benefits...............................         142         245         283         437
                                                                    ----------  ----------  ----------  ----------
  Operating income (loss).........................................     (17,932)    (18,238)     21,723      32,702

Other income (expense):
  Interest expense................................................      (8,344)     (8,453)    (17,149)    (17,567)
  Interest income.................................................         713         620       1,123       1,249
  Other...........................................................          13       1,812          38       1,847
                                                                    ----------  ----------  ----------  ----------
    Income (loss) before income taxes, equity interest and
      extraordinary item..........................................     (25,550)    (24,259)      5,735      18,231
Income taxes (benefit)............................................         (25)     --             350         400
                                                                    ----------  ----------  ----------  ----------
  Income (loss) before equity interest and extraordinary item.....     (25,525)    (24,259)      5,385      17,831

Equity in earnings of Star Gas Partnership........................      (1,929)     (1,893)        549       1,472
                                                                    ----------  ----------  ----------  ----------
  Income (loss) before extraordinary item.........................     (27,454)    (26,152)      5,934      19,303

Extraordinary item-loss on early extinguishment of debt...........      --          --          --          (6,414)
                                                                    ----------  ----------  ----------  ----------
  Net income (loss)...............................................  $  (27,454) $  (26,152) $    5,934  $   12,889
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Preferred Stock dividends.........................................        (921)     --          (1,817) $   (1,194)
                                                                    ----------  ----------  ----------  ----------
  Net income (loss) applicable to common stock....................  $  (28,375) $  (26,152) $    4,117  $   11,695
                                                                    ----------  ----------  ----------  ----------
                                                                    ----------  ----------  ----------  ----------
Income (loss) before extraordinary item per common share:
  Class A Common Stock............................................  $    (1.09) $    (1.02) $      .16  $      .71
  Class B Common Stock............................................      --          --          --          --
  Class C Common Stock............................................       (1.09)      (1.02)        .16         .71

Extraordinary (loss) per common share:
  Class A Common Stock............................................  $   --      $   --      $   --      $     (.25)
  Class B Common Stock............................................      --          --          --          --
  Class C Common Stock............................................      --          --          --            (.25)

Net income (loss) per common share:
  Class A Common Stock............................................  $    (1.09) $    (1.02) $      .16  $      .46
  Class B Common Stock............................................      --          --          --          --
  Class C Common Stock............................................       (1.09)      (1.02)        .16         .46

Cash dividends declared per common share:
  Class A Common Stock............................................  $     .075  $      .15  $      .15  $      .30
  Class B Common Stock............................................      --          --          --          --
  Class C Common Stock............................................        .075         .15         .15         .30

Weighted average number of common shares outstanding:
  Class A Common Stock............................................      23,326      22,933      23,238      22,897
  Class B Common Stock............................................          11          13          11          13
  Class C Common Stock............................................       2,598       2,598       2,598       2,598

See accompanying notes to consolidated financial statements.

      PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
 Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                         (Unaudited)

            Six Months Ended June 30, 1997 (In thousands)

(In thousands)

                                    CLASS A                  CLASS B                    CLASS C
                                                             COMMON STOCK
                              --------------------  --------------------------  ------------------------
                              --------------------------------------------------------------------------  ADDITIONAL
                               NO. OF                 NO. OF                      NO. OF                    PAID-IN
                               SHARES     AMOUNT      SHARES        AMOUNT        SHARES       AMOUNT       CAPITAL      DEFICIT
                              ---------  ---------  -----------  -------------  -----------  -----------  -----------  -----------
Balance at
  December 31, 1996.........     22,931  $   2,294          11     $       1         2,567    $     257    $  78,804   $  (221,024)

Net income..................                                                                                                 5,934

Cash dividends declared and
  paid......................                                                                                                (3,749)

Cash dividends payable......                                                                                                (1,944)

Class A Common Stock issued
  under the Dividend
  Reinvestment Plan.........        266         27                                                             1,145

Preferred stock offering
  costs.....................                                                                                  (1,639)

Other.......................          5          1                                                               110

                              ---------  ---------          --            --         -----        -----   -----------  -----------
Balance at June 30, 1997....     23,202  $   2,322          11     $       1         2,567    $     257    $  78,420   $  (220,783)
                              ---------  ---------          --            --         -----        -----   -----------  -----------
                              ---------  ---------          --            --         -----        -----   -----------  -----------

                               MINIMUM

                               PENSION
                              LIABILITY
                                ADJ.        TOTAL
                              ---------  -----------
Balance at
  December 31, 1996.........  $  (6,065) $  (145,733)

Net income..................                   5,934

Cash dividends declared and
  paid......................                  (3,749)

Cash dividends payable......                  (1,944)

Class A Common Stock issued
  under the Dividend
  Reinvestment Plan.........                   1,172

Preferred stock offering
  costs.....................                  (1,639)

Other.......................                     111

                              ---------  -----------
Balance at June 30, 1997....  $  (6,065) $  (145,848)

                              ---------  -----------
                              ---------  -----------

See accompanying notes to consolidated financial statements.

            PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (Unaudited)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
(IN THOUSANDS)                                                                                   1997       1996
                                                                                               ---------  ---------
Cash flows from (used in) operating activities:
-----------------------------------------------
  Net income...................................................................................    $   5,934  $  12,889
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Amortization of customer lists...............................................................      8,931      9,529
    Depreciation of plant and equipment..........................................................      3,551      3,389
    Amortization of deferred charges.............................................................      2,304      2,688
    Share of income of Star Gas..................................................................       (549)    (1,472)
    Provision for losses on accounts receivable..................................................        953        865
    Provision for supplemental benefits..........................................................        283        437
    Loss on early extinguishment of debt.........................................................     --          6,414
    Gain on sale of business.....................................................................     --         (1,801)
    Other........................................................................................        (51)       (59)

    Change in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
      Decrease in accounts receivable............................................................     18,904      7,291
      Decrease in inventory......................................................................     10,687      8,883
      Increase in other current assets...........................................................       (471)       (48)
      Decrease (increase) in other assets........................................................       (137)        52
      Decrease in accounts payable...............................................................    (10,894)   (14,179)
      Decrease in customer credit balances.......................................................     (6,472)    (9,975)
      Decrease in unearned service contract revenue..............................................     (1,827)    (2,414)
      Increase (decrease) in accrued expenses....................................................        711     (3,113)
                                                                                                    ---------  ---------
        Net cash provided by operating activities................................................     31,857     19,376
                                                                                                    ---------  ---------

Cash flows from (used in) investing activities:
-----------------------------------------------
  Minimum quarterly distributions from Star Gas Partnership......................................      2,754      1,559
  Acquisitions...................................................................................     (5,625)   (20,376)
  Capital expenditures...........................................................................     (1,195)    (3,325)
  Proceeds from sale of business.................................................................     --          4,073
  Net proceeds from sales of fixed assets........................................................        382        365
                                                                                                    ---------  ---------

    Net cash used in investing activities........................................................     (3,684)   (17,704)
                                                                                                    ---------  ---------

Cash flows from (used in) financing activities:
-----------------------------------------------
  Net proceeds from issuance of common stock.....................................................      1,172        832
  Net proceeds from issuance of preferred stock..................................................     28,362     --
  Repayment of notes payable.....................................................................     (1,050)    (1,050)
  Repurchase of common stock.....................................................................     --            (24)
  Repurchase of subordinated notes...............................................................     (1,050)   (49,612)
  Credit facility borrowings.....................................................................     13,000     29,000
  Credit facility repayments.....................................................................    (35,000)   (29,000)
  Decrease in restricted cash....................................................................      1,500      1,500
  Cash dividends paid............................................................................     (7,606)    (8,834)
  Other..........................................................................................     (2,586)     1,635
                                                                                                    ---------  ---------
    Net cash used in financing activities........................................................     (3,258)   (55,553)
                                                                                                    ---------  ---------

  Net increase (decrease) in cash................................................................     24,915    (53,881)
  Cash at beginning of year......................................................................      3,257     78,285
                                                                                                    ---------  ---------
    Cash at end of period........................................................................  $  28,172  $  24,404
                                                                                                    ---------  ---------
                                                                                                    ---------  ---------

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for:
    Interest.....................................................................................  $  17,213  $  19,901
    Income taxes.................................................................................  $     135  $     159

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

The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Changes
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128--"Earnings Per Share." SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The impact of adopting SFAS No. 128 will be immaterial.

3. Per Share Data
The Company computes net income per common share based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income for preferred dividends declared aggregating $1,817,000 and $1,194,000 for the six months ended June 30, 1997 and 1996 respectively, and $921,000 for the three months ended June 30, 1997. Diluted net income per common shares are not presented because the effect is not material.

4. Acquisitions / Sale
During the six month period ending June 30, 1997 the Company acquired the customer lists and equipment of four unaffiliated fuel oil dealers. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $5.4 million. Sales and net income of the acquired companies are included in the consolidated statement of income from the respective dates of acquisition.

Had these acquisitions occurred at the beginning of the period, the pro forma unaudited results of operations for the six months ended June 30, 1997 would have been as follows:

                                                                  (IN THOUSANDS, EXCEPT PER SHARE)
                                                                  --------------------------------
        Net sales............................................           $  339,163
        Net income...........................................                6,313

        Net income per common share:
          Class A Common Stock...............................           $     0.17
          Class B Common Stock...............................               --
          Class C Common Stock...............................           $     0.17

5. Deferred Gain on Star Gas Transaction
In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million for this transaction because the Company received subordinate units which do not readily have an ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at June 30, 1997, $1.5 million of these funds were restricted at the Star Gas level, with $4.5 million having been released to Petro as certain quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement and when the funds from the Company's capital contribution obligation have all been released. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

     PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                   AND RESULTS OF OPERATIONS


Six Months Ended June 30, 1997
Compared to Six Months Ended June 30, 1996

Volume: Home heating oil volume declined 13.6% to 254.3 million gallons for the six months ended June 30, 1997, as compared to 294.3 million gallons for the six months ended June 30, 1996. This decrease was largely due to 9.4% warmer weather, as temperatures were significantly warmer than normal in the first half of 1997, in contrast to the colder than normal weather experienced during the first half of 1996. Partially offsetting the warm weather and net account attrition was the acquisition by the Company of seventeen individually insignificant heating oil companies since the beginning of last year.

Net sales: Net sales decreased 9.4% to $336.1 million for the six months ended June 30, 1997, as compared to $371.0 million for the six months ended June 30, 1996. This decline was due to decreased volume, partially offset by higher selling prices.

Gross profit: Gross profit decreased 12.0% to $108.0 million for the six months ended June 30, 1997, as compared to $122.8 million for the six months ended June 30, 1996 due to the decreased volume described above. Gross profit did not decline to the same extent as volume due to an increase of over 1.2 cents per gallon in home heating oil margins in 1997 as compared to 1996.

Selling, general and administrative expenses (SG&A): Selling, general and administrative expenses decreased 3.7% to $50.0 million for the six months ended June 30, 1997, as compared to $52.0 million for the six months ended June 30, 1996. This decrease was due both to the Company's ability to reduce certain overhead costs in response to the decline in volume and to reductions in certain expenses resulting from the Company's operational efficiency programs.

Direct delivery expenses: Direct delivery expenses decreased 11.8% to $17.8 million for the six months ended June 30, 1997, as compared to $20.1 million for the six months ended June 30, 1996. This decrease was due to the reduction in volume, as the Company's productivity programs enabled it to respond to warmer weather by reducing its variable operating costs, and to the presence in the first quarter of 1996 of severe winter storms which increased the Company's delivery expenses.

Restructuring charges: Restructuring charges remained relatively unchanged at $1.3 million for the six months ended June 30, 1997, as compared to $1.2 million for the six months ended June 30, 1996. These charges represent costs associated with the Company's regionalization and consolidation program in the New York/Long Island region.

Corporate identity expenses: Corporate identity expenses for the six months ended June 30, 1997 were $2.1 million, as compared to $0.8 million for the six months ended June 30, 1996. These expenses represent costs associated with the Company's brand identity program implemented in Long Island during 1996 and in the Company's New York and the Mid Atlantic regions during 1997. The Company intends to capitalize on its size by building significant brand equity through one brand name, rather than the multiple names currently in use.

Amortization of customer lists: Amortization of customer lists decreased 6.3% to $8.9 million for the six months ended June 30, 1997, as compared to $9.5 million for the six months ended June 30, 1996, as the impact of certain customer lists becoming fully amortized exceeded the impact of the Company's recent acquisitions.

Depreciation and amortization of plant and equipment: Depreciation and amortization of plant and equipment increased 4.8% to $3.6 million for the six months ended June 30, 1997, as compared to $3.4 million for the six months ended June 30, 1996, as the Company's recent acquisitions outpaced the impact of certain assets which became fully depreciated.

Amortization of deferred charges: Amortization of deferred charges declined 14.3% to $2.3 million for the three months ended June 30, 1997, as compared to $2.7 million for the six months ended June 30, 1996, as the impact of certain deferred charges becoming fully amortized exceeded the impact of the Company's recent acquisitions.

Provision for supplemental benefits: Provision for supplemental benefits declined to $0.3 million for the six months ended June 30, 1997, as compared to $0.4 million for the six months ended June 30, 1996. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating income: Operating income decreased 33.6% to $21.7 million for the six months ended June 30, 1997, as compared to $32.7 million for the six months ended June 30, 1996. This decrease was largely a result of the weather-related decline in volume and an increase in restructuring and corporate identity expenses, partially offset by the Company's ability to contain certain operating expenses in response to the warm weather and an increase in the Company's heating oil margins.

Net interest expense: Net interest expense remained relatively unchanged at $16.0 million for the six months ended June 30, 1997, as compared to $16.3 million for the six months ended June 30, 1996, as a small reduction in gross interest expense resulting from both a slight decline in average borrowings outstanding and average rate was partially offset by a $0.1 million decline in interest income.

Other income: Other income for the six months ended June 30, 1996 was $1.8 million, reflecting the sale of the Company's sub-performing Springfield, Massachusetts heating oil operations during the second quarter of 1996.

Equity in earnings of Star Gas Partnership: Equity in earnings of Star Gas Partnership declined 62.7% to $0.5 million for the six months ended June 30, 1997, as compared to $1.5 million for the six months ended June 30, 1996. This decline was due to the impact of warm weather on Star Gas' propane volume and net income.

Extraordinary item - loss on early extinguishment of debt: In February 1996, the Company recorded an extraordinary charge of $6.4 million in connection with the retirement of $43.8 million of 12.25% debt due 2005. This amount includes both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt.

Net income: Net income declined to $5.9 million for the six months ended June 30, 1997, as compared to $12.9 million for the six months ended June 30, 1997. This decline was largely due to the impact of warm first quarter weather on both the Company's and Star's volume, an increase in restructuring and corporate identity expenses and the gain on the sale of the Company's Springfield, Massachusetts business during the prior year, partially offset by improved heating oil margins and the absence in 1997 of the extraordinary item described above.

EBITDA* EBITDA decreased 24.5% to $36.8 million for the six months ended June 30, 1997, as compared to $48.7 million for the six months ended June 30, 1996. This decline resulted primarily from reduced volume caused by warm first quarter 1997 weather. Excluding restructuring and corporate identity expenses related to the Company's operational restructuring program, and taking into account distributions actually received from Star Gas, EBITDA declined to $43.0 million from $52.2 million.

NIDA** NIDA declined 38.2% to $21.1 million for the six months ended June 30, 1997, as compared to $34.2 million for the six months ended June 30, 1996. This decrease was directly the result of the weather-related reduction in EBITDA (described above). Excluding restructuring and corporate identity expenses, NIDA declined to $24.6 million from $36.2 million.





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

** NIDA (Net Income (Loss) Before Extraordinary Item, Depreciation and Amortization)is defined as net income (loss) before extraordinary item, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income
(loss) derived from investments accounted for by the equity method, plus any cash dividends received by the Company from these investments. NIDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information in that NIDA is a principal basis upon which the Company assesses its financial performance.

Three Months Ending June 30, 1997
Compared to Three Months Ending June 30, 1996

Volume: Home heating oil volume remained relatively flat at 61.8 million gallons for the three months ended June 30, 1997, as compared to 62.3 million gallons for the three months ended June 30, 1996.

Net sales: Net sales decreased 3.7% to $88.0 million for the three months ended June 30, 1997, as compared to $91.3 million for the three months ended June 30, 1996. This decrease was due to slightly reduced volume and to lower selling prices driven by lower cost of supply.

Gross profit: Home heating oil gross profit increased 6.7% to $23.4 million for the three months ended June 30, 1997, as compared to $22.0 million for the three months ended June 30, 1996. This improvement in gross profit resulted from a 2.2 cent increase in home heating oil gross profit margins over the prior year period, as well as a 4.8% reduction in service costs, which is included in the calculation of the Company's gross profit.

Selling, general and administrative expenses (SG&A): Selling, general, and administrative expenses remained relatively unchanged at $24.7 million for the three months ended June 30, 1997, as compared to $24.5 million for the three months ended June 30, 1996, as the impact of the Company's productivity programs offset wage-related inflationary pressures.

Direct delivery: Direct delivery expenses decreased 0.7% to $5.6 million for the three months ended June 30, 1997, as compared to $5.7 million for the three months ended June 30, 1996. This decrease is largely related to the decline in volume over the two periods.

Amortization of customer lists: Amortization of customer lists decreased 6.5% to $4.4 million for the three months ended June 30, 1997, as compared to $4.7 million for the three months ended June 30, 1996, as the impact of certain customer lists becoming fully amortized exceeded the impact of the Company's recent acquisitions.

Depreciation and amortization of plant and equipment: Depreciation and amortization of plant and equipment remained virtually unchanged at $1.8 million for the three months ended June 30, 1997, as compared to $1.7 million for the three months ended June 30, 1996.

Amortization of deferred charges: Amortization of deferred charges remained virtually unchanged at $1.2 million for the three months ended June 30, 1997, as compared to $1.3 million for the three months ended June 30, 1996.

Provision for supplemental benefits: Provision for supplemental benefits declined to $0.1 million for the three months ended June 30, 1997, as compared to $0.2 million for the three months ended June 30, 1996. These supplemental benefits reflect the extension of the exercise date of certain options previously issued, and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

Operating loss: Operating loss decreased 1.7% to $17.9 million for the three months ended June 30, 1997, as compared to $18.2 million for the three months ended June 30, 1996. This decrease was despite a $1.5 million increase in restructuring and corporate identity costs associated with the reorganization of the Company's operations.

Net interest expense: Net interest expense declined 2.6% to $7.6 million for the three months ended June 30, 1997, as compared to $7.8 million for the three months ended June 30, 1996. This decline was primarily due to a reduction in average debt outstanding over the two periods.

Other income: Other income was $1.8 million for the three months ended June 30, 1996, reflecting the sale of the Company's underperforming Springfield, Massachusetts operations during the second quarter of 1996.

Equity in Loss of Star Gas Partnership: Equity in loss of Star Gas Partnership was $1.9 million for both the three months ended June 30, 1997 and 1996.

Net income (loss): Net loss increased 5.0% to a loss of $27.5 million for the three months ended June 30, 1997, as compared to a loss of $26.2 million for the three months ended June 30, 1996. This increase was primarily due to the $1.5 million increase in restructuring and corporate identity charges.

EBITDA: EBITDA loss increased 1.7% to $10.4 million for the three months ended June 30, 1997, as compared to $10.2 million for the three months ended June 30, 1996. This increase in EBITDA loss was due to a $1.5 million increase in restructuring and corporate identity charges related to the operational restructuring. Excluding these charges, EBITDA loss would have improved 15.8%, or $1.3 million, largely due to an increase in retail gross profit margins.

NIDA: NIDA declined 16.3% to a loss of $17.7 million for the three months ended June 30, 1997, as compared to a loss of $15.2 million for the three months ended June 30, 1997. This decline was due to a $1.5 million increase in costs related to the operational restructuring and to the absence of $1.8 million in other income. Excluding restructuring and corporate identity expenses, NIDA loss increased to $14.3 million from $13.3 million.

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

Net cash provided by operating activities of $31.9 million combined with the $28.4 million net proceeds from the 12 7/8% Exchangeable Preferred Stock offering described in the previous paragraph, amounted to $60.3 million. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets of $6.8 million; and in financing activities to repay notes payable of $1.1 million, repurchase subordinated notes of $1.1 million, repay net credit facility borrowings of $22.0 million, pay cash dividends of $7.6 million, and other financing activities of $2.6 million, which includes $1.2 million associated with the Private Debt Modification of the 11.96% Notes. These financing activities were partially offset by cash provided from the Star Gas minimum quarterly distribution of $2.8 million, the release of $1.5 million in restricted cash as certain quarterly guarantee provisions were fulfilled, the proceeds from the sale of fixed assets of $0.3 million, and proceeds from dividend reinvestments of $1.2 million. As a result of the above activities, the Company's cash balance increased by $24.9 million.

The Company currently has available a $60.0 million working capital revolving credit facility. No amount was outstanding under this credit facility at June 30, 1997, and the Company had $54.2 million of working capital.

For the remainder of 1997, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $3.9 million, redeeming $4.2 million of Redeemable Preferred Stock, and paying $3.1 million in preferred stock dividends.

In addition, as a result of the December 1995 Star Gas Transaction, Star Gas Corporation, a wholly-owned subsidiary of the Company, as general partner remains contingently liable for the Partnership's obligations. These contingent liabilities are limited to Star Gas Corporation. Furthermore, to enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. At June 30, 1997 $1.5 million of these funds were restricted at the Star Gas level, with $4.5 million having been released to Petro as certain quarterly guarantee provisions were fulfilled.

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

In April 1997, the Company informed its New York City employees of the intentions to continue the restructuring activity. Such activity includes combining the Company's three New York City branches into one new central depot specializing in delivery, installation, maintenance, and service functions only, and like the Long Island depots, support it with the Port Washington facility. The Company recorded a restructuring charge of $1.3 million in the second quarter of 1997 for restructuring costs of $0.4 million for termination benefit arrangements with employees and $0.9 million for continuing lease obligations for unused non-cancelable non-strategic facilities.

CORPORATE IDENTITY EXPENSES

Concurrently with the Company's initial restructuring efforts to increase productivity and customer responsiveness, it implemented a corporate identity program to increase the brand awareness of the "Petro" name among heating oil customers. The implementation of this program began in April 1996 with its Long Island region, where the new "Petro" identity and image was established while the region was being restructured. Under this program, the Company began servicing its approximate 100,000 Long Island customers using the "Petro" brand name, rather than the twelve previously in use. At December 31, 1996, the Company expended $2.7 million for corporate identity expenses, which represented costs associated with repainting the fleet, issuing new uniforms and advertising the new "Petro" brand name.

For the six months ended June 30, 1997 the Company incurred $2.1 million corporate identity expenses for costs associated with implementing its corporate identity program throughout the metropolitan New York City area and its Mid-Atlantic region. The Company anticipates corporate identity expenses for the year-ended 1997 to be between $4.0 million and $4.5 million.

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

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) Annual Meeting of Shareholders June 5, 1997.

        (c) Proposals

    1. ELECTION
       OF DIRECTORS              FOR          AGAINST     WITHHELD      ABSTAIN
       ------------              ---          -------     --------      -------
       Irik P. Sevin........ 38,502,585          *        442,009          *
       Audrey L. Sevin...... 38,502,585          *        442,009          *
       Phillip Ean Cohen.... 38,502,585          *        442,009          *
       Thomas J. Edelman.... 38,502,585          *        442,009          *
       Richard O'Connell.... 38,502,585          *        442,009          *
       Wolfgang Traber...... 38,502,585          *        442,009          *
       Paul Biddelman....... 38,491,991          *        452,603          *
       Stephen Russell...... 38,502,585          *        442,009          *

    2. A proposal to amend Article III of the Company's Restated and Amended Articles of Incorporation (the "Articles") to increase the authorized
       (i) Class A Common Stock from 40 million to 60 million shares and (ii) preferred stock from 5 million to 10 million shares.

                        FOR          AGAINST       ABSTAIN
                     ----------      -------       -------
                     29,684,587     4,834,362      15,700

    3. A proposal to amend Article III of the Articles so as to conform the voting rights, rights upon a Change of Ownership and definition of "Change of Ownership" of the Company's 1989 Cumulative Redeemable Preferred Stock to the corresponding terms of the Company's 12 7/8% Exchangeable Preferred Stock due 2009.

                        FOR          AGAINST       ABSTAIN
                     ----------      -------       -------
                     30,174,125      480,679       3,879,765

    4. Ratification of Appointment of KPMG Peat Marwick LLP as the Company's Independent Auditors

                        FOR          AGAINST       ABSTAIN
                     ----------      -------       -------
                     38,924,116      12,428         8,049

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

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





Signature                  Title                              Date
---------                  -----                              ----

Irik P. Sevin              Chairman of the Board, Chief       August 7, 1997
-------------              Executive Officer, and
Irik P. Sevin              Chief Financial and Accounting
                           Officer and Director
