Form 10-Q
period 1997-09-30
PETROLEUM HEAT & POWER CO INC
filed 1997-11-10
CIK 736768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                     to
                              -------------------      --------------------

Commission File Number: 1-9358

                       PETROLEUM HEAT AND POWER CO., INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                    06-1183025
----------------------------------------     -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

2187 Atlantic Street, Stamford, CT           06902
----------------------------------------     -----------------------------
(Address of principal executive Offices)     (Zip Code)

       Registrant's telephone number, including area code: (203) 325-5400
                                                          ---------------


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

As of September 30, 1997 there were 23,538,243 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            PAGE

   PART 1    FINANCIAL INFORMATION:

   Item 1 - Financial Statements

      Condensed Consolidated Balance Sheets
      September 30, 1997 and December 31, 1996                                 3

      Condensed Consolidated Statements of Operations for the Three Months
      Ended September 30, 1997 and September 30, 1996 and the Nine Months
      Ended September 30, 1997 and September 30, 1996                          4

      Condensed Consolidated Statement of Changes in
      Stockholders' Equity (Deficiency) for the
      Nine Months Ended September 30, 1997                                     5

      Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended
      September 30, 1997 and September 30, 1996                                6

      Notes to Condensed Consolidated Financial Statements                 7 - 8


   Item 2 -    Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9 - 16



   PART 2    OTHER INFORMATION:

   Item 6    - Exhibits and reports on Form 8-K                               17

   Signature                                                                  18

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

(In thousands)


                                                                               SEPTEMBER 30,        DECEMBER 31,
ASSETS                                                                              1997                1996
------                                                                         -------------        -----------

Current assets:
  Cash and cash equivalents                                                          $ 13,806       $  3,257
  Restricted cash                                                                           -          3,000
  Accounts receivable (net of allowance of $1,988 and $1,088)                          51,981         93,362
  Inventories                                                                          13,008         22,084
  Prepaid expenses                                                                      6,355          7,008
  Notes receivable and other current assets                                             1,472          1,299
                                                                                      -------       --------
     Total current assets                                                              86,622        130,010
                                                                                      -------       --------

Property, plant and equipment - net                                                    31,997         30,666

Intangible assets (net of accumulated amortization of $300,374 and $283,486)
   Customer lists                                                                      73,939         77,778
   Deferred charges and pension costs                                                  26,309         25,718
                                                                                      -------       --------
                                                                                      100,248        103,496

Investment in and advances to the Star Gas Partnership                                 23,967         29,907
   Deferred gain on Star Gas Transaction                                              (19,964)       (19,964)
                                                                                      -------       --------
                                                                                        4,003          9,943
                                                                                      -------       --------

Other assets                                                                            1,048            910
                                                                                      -------       --------
                                                                                     $223,918       $275,025
                                                                                     --------       --------
                                                                                     --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Working capital borrowings                                                         $    -         $ 22,000
  Current maturities of long-term debt                                                  2,698          3,047
  Current maturities of redeemable preferred stock                                      4,167          4,167
  Accounts payable                                                                      8,479         18,988
  Customer credit balances                                                             26,636         17,468
  Unearned service contract revenue                                                    14,645         15,388
  Accrued expenses and other liabilities                                               24,583         30,859
                                                                                      -------       --------
     Total current liabilities                                                         81,208        111,917
                                                                                      -------       --------

Supplemental benefits and other liabilities                                             1,562          1,584
Pension plan obligation                                                                 7,568          7,587
Notes payable and other long-term debt                                                 16,324         16,787
Senior notes payable                                                                   63,100         34,150
Subordinated notes payable                                                            209,350        240,400

Redeemable preferred stock                                                             34,167          8,333

Common stock redeemable at option of stockholder (124 Class A
 and 31 Class C shares)                                                                   984            984
Note receivable from stockholder                                                         (984)          (984)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 40,000 shares
  authorized, 23,415 and 22,931 shares outstanding                                      2,343          2,294
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares outstanding                                                         1              1
 Class C common stock-par value $.10 per share; 5,000 shares
authorized, 2,567 shares outstanding                                                      257            257
 Additional paid-in capital                                                            79,024         78,804
 Deficit                                                                             (264,921)      (221,024)
 Minimum pension liability adjustment                                                  (6,065)        (6,065)
                                                                                      -------       --------
     Total stockholders' equity (deficiency)                                         (189,361)      (145,733)
                                                                                      -------       --------
                                                                                     $223,918       $275,025
                                                                                      -------       --------
                                                                                      -------       --------

See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(In thousands, except per share data)                          THREE MONTHS                  NINE MONTHS
                                                            ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                           ----------------------        ----------------------
                                                             1997          1996            1997          1996
                                                           --------      --------        --------      --------
Net sales                                                  $ 50,788      $ 51,060        $386,855      $422,060
Cost of sales                                                43,206        44,854         271,269       293,064
                                                           --------      --------        --------      --------
  GROSS PROFIT                                                7,582         6,206         115,586       128,996

Selling, general and administrative expenses                 25,069        24,909          75,103        76,863
Direct delivery expense                                       3,421         3,503          21,189        23,652
Restructuring charges                                             -             -           1,300         1,150
Corporate identity expenses                                   1,078         1,336           3,188         2,128
Pension curtailment                                             654             -             654             -
Amortization of customer lists                                4,488         4,561          13,419        14,090
Depreciation of plant and equipment                           1,801         1,664           5,352         5,053
Amortization of deferred charges                              1,165           989           3,469         3,677
Provision for supplemental benefits                             141           218             424           655
                                                           --------      --------        --------      --------
  OPERATING INCOME  (LOSS)                                  (30,235)      (30,974)         (8,512)        1,728

Other income (expense):
 Interest expense                                            (8,432)       (8,440)        (25,581)      (26,007)
 Interest income                                                681           647           1,804         1,896
 Other                                                           27           (10)             65         1,837
                                                           --------      --------        --------      --------
  Loss before income taxes, equity
   interest and extraordinary item                          (37,959)      (38,777)        (32,224)      (20,546)

Income taxes (benefit)                                          -             (50)            350           350
                                                           --------      --------        --------      --------
  Loss before equity interest and
   extraordinary item                                       (37,959)      (38,727)        (32,574)      (20,896)

Share of loss of Star Gas Partnership                        (2,357)       (1,866)         (1,808)         (394)
                                                           --------      --------        --------      --------
  Loss before extraordinary item                            (40,316)      (40,593)        (34,382)      (21,290)

Extraordinary item-loss on early
 extinguishment of debt                                       -             -               -            (6,414)
                                                           --------      --------        --------      --------
  NET LOSS                                                 $(40,316)     $(40,593)       $(34,382)    $ (27,704)
                                                           ========      ========        ========       =======
Preferred Stock dividends                                    (1,861)       (1,195)         (3,678)       (2,389)
                                                           --------      --------        --------      --------
  Net loss applicable to common stock                      $(42,177)     $(41,788)       $(38,060)    $ (30,093)
                                                           ========      ========        ========     =========
Loss before extraordinary item per common share:
  Class A Common Stock                                     $  (1.61)     $  (1.63)       $  (1.47)    $    (.93)
  Class B Common Stock                                            -            -               -             -
  Class C Common Stock                                        (1.61)        (1.63)          (1.47)         (.93)

Extraordinary (loss) per common share:
  Class A Common Stock                                     $      -      $     -         $     -      $    (.25)
  Class B Common Stock                                            -            -               -             -
  Class C Common Stock                                            -            -               -           (.25)

Net loss per common share:
  Class A Common Stock                                     $ (1.61)      $  (1.63)       $  (1.47)    $   (1.18)
  Class B Common Stock                                            -            -               -             -
  Class C Common Stock                                       (1.61)         (1.63)          (1.47)        (1.18)

Cash dividends declared per common share:
  Class A Common Stock                                     $  .075       $    .15        $   .225     $     .45
  Class B Common Stock                                          -              -               -             -
  Class C Common Stock                                        .075            .15            .225           .45

Weighted average number of common shares outstanding:
  Class A Common Stock                                      23,538         23,021          23,339        22,939
  Class B Common Stock                                          11             12              11            13
  Class C Common Stock                                       2,598          2,598           2,598         2,598


See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

(IN THOUSANDS)

                                      COMMON STOCK
                    ------------------------------------------------
                         CLASS A         CLASS B         CLASS C                            MINIMUM
                    ---------------- --------------  --------------- ADDITIONAL             PENSION
                    NO. OF           NO. OF          NO. OF           PAID-IN               LIABILITY
                    SHARES  AMOUNT   SHARES  AMOUNT  SHARES  AMOUNT   CAPITAL     DEFICIT     ADJ.      TOTAL
                    -------- ------- ------- ------- ------- ------- ---------- ----------- --------- ----------
BALANCE AT
 DECEMBER 31, 1996   22,931  $2,294      11     $ 1   2,567   $ 257    $78,804  $(221,024)  $(6,065)  $(145,733)

NET LOSS                                                                          (34,382)              (34,382)

CASH DIVIDENDS
 DECLARED AND PAID                                                                 (7,554)               (7,554)

CASH DIVIDENDS
 PAYABLE                                                                           (1,961)               (1,961)

CLASS A COMMON
 STOCK ISSUED
 UNDER THE
 DIVIDEND
 REINVESTMENT PLAN      479      48                                      1,701                            1,749

PREFERRED STOCK
 OFFERING COSTS                                                         (1,678)                          (1,678)

OTHER                     5       1                                        197                              198
                    -------- ------- ------- ------- ------- ------- ---------- ----------- --------- ---------
BALANCE AT
 SEPTEMBER 30, 1997  23,415  $2,343      11     $ 1   2,567   $ 257    $79,024  $(264,921)  $(6,065)  $(189,361)
                    ======== ======= ======= ======= ======= ======= ========== =========== ========= =========





See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                 ------------------------
(In thousands)                                                                     1997            1996
                                                                                 --------        --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net loss                                                                        $(34,382)        $(27,704)
 Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
  Amortization of customer lists                                                    13,419          14,090
  Depreciation of plant and equipment                                                5,352           5,053
  Amortization of deferred charges                                                   3,469           3,677
  Share of loss of Star Gas                                                          1,808             394
  Provision for losses on accounts receivable                                        1,435           1,295
  Provision for supplemental benefits                                                  424             655
  Loss on early extinguishment of debt                                                   -           6,414
  Gain on sale of business                                                               -          (1,801)
  Other                                                                                (84)            (54)

  Change in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
    Decrease in accounts receivable                                                 39,946          36,937
    Decrease in inventory                                                            9,076           5,525
    Decrease (increase) in other current assets                                        480            (570)
    Increase in other assets                                                          (138)            (87)
    Decrease in accounts payable                                                   (10,509)        (14,165)
    Increase in customer credit balances                                             9,168           5,114
    Decrease in unearned service contract revenue                                     (743)         (1,637)
    Decrease in accrued expenses                                                    (4,379)         (4,374)
                                                                                  --------        --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     34,342          28,762
                                                                                  --------        --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
 Minimum quarterly distributions from Star Gas Partnership                           4,130           2,936
 Acquisitions                                                                      (13,195)        (22,045)
 Capital expenditures                                                               (5,404)         (4,052)
 Proceeds from sale of business                                                          -           4,073
 Net proceeds from sales of fixed assets                                               410             395
                                                                                  --------        --------
      NET CASH USED IN INVESTING ACTIVITIES                                        (14,059)        (18,693)
                                                                                  --------        --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Net proceeds from issuance of common stock                                          1,749           1,429
 Net proceeds from issuance of preferred stock                                      28,323              -
 Repayment of notes payable                                                         (1,050)         (1,050)
 Redemption of preferred stock                                                      (4,167)         (4,167)
 Repurchase of common stock                                                             -              (39)
 Repurchase of subordinated notes                                                   (1,050)        (49,612)
 Credit facility borrowings                                                         13,000          29,000
 Credit facility repayments                                                        (35,000)        (29,000)
 Decrease in restricted cash                                                         3,000           3,000
 Cash dividends paid                                                               (11,410)        (13,859)
 Other                                                                              (3,129)          1,167
                                                                                  --------        --------
      NET CASH USED IN FINANCING ACTIVITIES                                         (9,734)        (63,131)
                                                                                  --------        --------

 NET INCREASE (DECREASE) IN CASH                                                    10,549         (53,062)

 CASH AT BEGINNING OF YEAR                                                           3,257          78,285
                                                                                  --------        --------
      CASH AT END OF PERIOD                                                       $ 13,806        $ 25,223
                                                                                  --------        --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:

   Interest                                                                       $ 29,363         $ 29,528
   Income taxes                                                                   $    135         $    231


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

The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2.  ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings Per Share." SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The impact of adopting SFAS No. 128 will be immaterial.

3.  PER SHARE DATA

The Company computes net income per common share based upon the weighted average number of shares of Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding after adjusting net income for preferred dividends declared aggregating $3.7 million and $2.4 million for the nine months ended September 30, 1997 and 1996 respectively, and $1.9 million and $1.2 million for the three months ended September 30, 1997 and 1996 respectively. Diluted net income per common shares are not presented because the effect is not material.

4.  ACQUISITIONS / DISPOSITION

During the nine month period ending September 30, 1997 the Company acquired the customer lists and equipment of eight unaffiliated fuel oil dealers. The aggregate consideration for this acquisition, accounted for by the purchase method, was approximately $12.8 million. Sales and net income of the acquired companies are included in the condensed consolidated statements of operations from the respective dates of acquisition.

Had these acquisitions occurred at the beginning of the period, the pro forma unaudited results of operations for the nine months ended September 30, 1997 would have been as follows:

                                                (IN THOUSANDS, EXCEPT PER SHARE)

            Net sales                                        $   395,858
            Net loss                                             (34,004)

            Net loss per common share:
               Class A Common Stock                          $    (1.45)
               Class B Common Stock                                 -
               Class C Common Stock                          $    (1.45)

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.  ACQUISITIONS / DISPOSITION (CONTINUED)

Star Gas Corporation ("Star Gas"), is a wholly owned subsidiary of the Company and is the general partner of Star Gas Partners, L.P. ("the Partnership"). In October 1997, Star Gas purchased all the outstanding capital stock of Pearl Gas Co. ("Pearl"), an Ohio corporation that markets and distributes annually approximately 14.3 million gallons of propane in Ohio and Michigan to over 12,000 customers. The purchase price for all the outstanding Pearl capital stock was $22.6 million which included $1.9 million for working capital that will be adjusted to reflect the actual working capital on the date of the acquisition. Funding for the stock purchase was provided by a $23.0 million bank acquisition facility.

Immediately after the acquisition of its capital stock, Pearl was merged into Star Gas in a tax-free liquidation, and Star Gas entered into a Conveyance and Contribution Agreement ("the Agreement") with the Partnership whereby Star Gas contributed all the assets obtained in the merger with Pearl. In return the Partnership assumed all the liabilities associated with the Pearl stock purchase, including the obligations under the $23.0 million bank acquisition facility, and conveyed to Star Gas a 0.00027% general partnership interest in the Partnership along with 147,727 Partnership common units. The aggregate value of all interests transferred to Star Gas was $3.5 million, which included compensation for the additional income tax liabilities the Company will incur as a result of the transaction.

On November 5, 1997, the Company sold its Hartford Connecticut operation to an unaffiliated fuel oil dealer. The company received proceeds of approximately $16.0 million and estimates that a gain ranging between $12.0 million and $12.5 million will be recognized in the fourth Quarter of 1997.

5.  DEFERRED GAIN ON THE 1995 STAR GAS TRANSACTION

In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million on the 1995 Star Gas transaction because the Company received subordinate units which do not readily have an ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at September 30, 1997, these funds were no longer restricted at the Star Gas level because they had been released to Petro since the quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                            -------------------------

Overview

In analyzing Petro's results for the nine-month and three-month periods ended September 30, 1997, one should consider the seasonal nature of the Company's business, which results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. Unlike this pattern of distribution, however, many of the Company's costs are incurred evenly throughout the year, resulting in non-heating season operating and net losses.

NINE MONTHS ENDED SEPTEMBER 30, 1997
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

VOLUME. Home heating oil volume decreased 12.4% to 282.8 million gallons for the nine months ended September 30, 1997, as compared to 322.8 million gallons for the nine months ended September 30, 1996. This decline was largely due to 8.4% warmer weather in the first quarter of 1997, as temperatures were significantly warmer than normal in contrast to the slightly colder than normal weather experienced during the first quarter of 1996. In addition, volume was also negatively impacted by net account attrition. Partially offsetting these two factors was the acquisition by the Company of twenty one individually insignificant heating oil companies since the beginning of 1996.

NET SALES. Net sales decreased 8.3% to $386.9 million for the nine months ended September 30, 1997, as compared to $422.1 million for the nine months ended September 30, 1996. This decline was due to decreased volume, partially offset by slightly higher selling prices.

GROSS PROFIT. Gross profit decreased 10.4% to $115.6 million for the nine months ended September 30, 1997, as compared to $129.0 million for the nine months ended September 30, 1996. Gross profit did not decline to the same extent as volume due to an increase of 1.4 cents per gallon in home heating oil margins in the first nine months of 1997 as compared to the first nine months of 1996. This was largely due an improvement in customer pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 2.3% to $75.1 million for the nine months ended September 30, 1997, as compared to $76.9 million for the nine months ended September 30, 1996. This decline was despite inflationary pressures in expenses and was due both to reductions in certain expenses resulting from the Company's operational efficiency programs and to the Company's ability to reduce certain overhead costs in response to a decline in volume.

DIRECT DELIVERY EXPENSES. Direct delivery expenses decreased 10.4% to $21.2 million for the nine months ended September 30, 1997, as compared to $23.7 million for the nine months ended September 30, 1996, reflecting both the reduction in volume and the presence in the first quarter of 1996 of severe winter storms which increased the Company's delivery expenses.

RESTRUCTURING CHARGES. Restructuring charges remained relatively unchanged at $1.3 million for the nine months ended September 30, 1997, as compared to $1.1 million for the nine months ended September 30, 1996. These charges represent costs associated with the Company's regionalization and consolidation program in the New York/Long Island region.

CORPORATE IDENTITY EXPENSES. Corporate identity expenses for the nine months ended September 30, 1997 were $3.2 million, as compared to $2.1 million for the nine months ended September 30, 1996. These expenses represent costs associated with the Company's brand identity program, implemented in Long Island during 1996 and in the Company's New York and Mid Atlantic regions during 1997, and include the cost of repainting all delivery and service vehicles to reflect the company's new identity. Through this program the Company intends to capitalize on its size by building significant brand equity in one "Petro" brand name, rather than the multiple names previously in use.

PENSION CURTAILMENT . Pension curtailment expenses for the nine months ended September 30, 1997 were $0.7 million and represent the costs associated with freezing the benefits under the Company's union-defined benefit pension plan resulting from the 1997 consolidation of the New York City operations.

AMORTIZATION OF CUSTOMER LISTS. Amortization of customer lists decreased 4.8% to $13.4 million for the nine months ended September 30, 1997, as compared to $14.1 million for the nine months ended September 30, 1996, as the impact of certain customer lists becoming fully amortized exceeded the impact of the amortization associated with the Company's recent acquisitions.

DEPRECIATION OF PLANT AND EQUIPMENT. Depreciation and amortization of plant and equipment increased 5.9% to $5.4 million for the nine months ended September 30, 1997, as compared to $5.1 million for the nine months ended September 30, 1996, as a result of certain investments made related to our operational efficiency programs in the New York and Mid Atlantic regions.

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges decreased 5.7% to $3.5 million for the nine months ended September 30, 1997, as compared to $3.7 million for the nine months ended September 30, 1996, as the impact of certain deferred charges becoming fully amortized exceeded the impact of the depreciation associated with the Company's recent acquisitions.

PROVISION FOR SUPPLEMENTAL BENEFITS. Provision for supplemental benefits declined to $0.4 million for the nine months ended September 30, 1997, as compared to $0.7 million for the nine months ended September 30, 1996. These supplemental benefits reflect the extension of the exercise date of certain options previously issued and a change in the provision due to a reduction of the accrual required under the vesting schedule of those options.

OPERATING INCOME. Operating income decreased to an operating loss of $8.5 million for the nine months ended September 30, 1997, as compared to operating income of $1.7 million for the nine months ended September 30, 1996. This decline was largely a result of the weather-related decline in volume and an increase in restructuring and corporate identity expenses, partially offset by the Company's ability to reduce certain operating expenses in response to the warm weather and an increase in the Company's heating oil margins.

NET INTEREST EXPENSE. Net interest expense remained relatively unchanged at $23.8 million for the nine months ended September 30, 1997, as compared to $24.1 million for the nine months ended September 30, 1996. This resulted from a small reduction in gross interest expense resulting from both a slight decline in average borrowings outstanding and average rate, and was partially offset by a $0.1 million decline in interest income.

OTHER INCOME. Other income for the nine months ended September 30, 1996 was $1.8 million, reflecting the sale in the second quarter of 1996 of the Company's sub-performing Springfield, Massachusetts heating oil operations.

EQUITY IN LOSS OF STAR GAS PARTNERSHIP. Equity in the loss of Star Gas Partnership increased to $1.8 million for the nine months ended September 30, 1997, as compared to $0.4 million for the nine months ended September 30, 1996. This increase was due to the impact of warm weather on Star Gas' propane volume and net income.

EXTRAORDINARY ITEM. The extraordinary charge in February of 1996 of $6.4 million resulted from the retirement of $43.8 million of 12.25% Subordinated Debentures due 2005. This charge included both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt.

NET LOSS. Net loss increased 24.1% to a loss of $34.4 million for the nine months ended September 30, 1997, as compared to a loss of $27.7 million for the nine months ended September 30, 1996. This increase was largely due to the impact of warm first quarter weather on both the Company's and Star's volume, an increase in restructuring and corporate identity expenses, and the gain recognized on the sale of the Company's Springfield, Massachusetts business during the prior year, partially offset by improved heating oil margins and the absence in 1997 of the extraordinary item described above.

EBITDA*. EBITDA decreased 43.8% to $14.2 million for the nine months ended September 30, 1997, as compared to $25.2 million for the nine months ended September 30, 1996. This decline was due to decreased volume resulting from the warm first quarter 1997 weather and to an increase in restructuring and corporate identity costs, partially offset by improved heating oil margins. Excluding restructuring and corporate identity expenses related to the Company's operational programs, and taking into account distributions actually received from Star Gas, EBITDA declined to $22.8 million from $31.4 million.

NIDA**. NIDA declined to an $8.8 million loss for the nine months ended September 30, 1997, as compared to $3.8 million for the nine months ended September 30, 1996. This decline was primarily the result of the reduction in EBITDA caused by warm weather and increases in restructuring and corporate identity expenses (described above). Excluding restructuring and corporate identity expenses, NIDA declined to a loss of $4.3 million from $7.1 million.


* EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA is a non-GAAP measure that may not be comparable to measures of the same title reported by other companies and should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that EBITDA is a principal basis upon which the Company assesses its financial performance.

** NIDA (Net Income (Loss) Before Extraordinary Item, Depreciation and Amortization)is defined as net income (loss) before extraordinary item, plus depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any, less dividends accrued on preferred stock, excluding net income (loss) derived from investments accounted for by the equity method, plus any cash dividends received by the Company from these investments. NIDA is a non-GAAP measure that may not be comparable to measures of the same title reported by other companies and should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations) but provides additional information in that NIDA is a principal basis upon which the Company assesses its financial performance.

THREE MONTHS ENDING SEPTEMBER 30, 1997
COMPARED TO THREE MONTHS ENDING SEPTEMBER 30, 1996

VOLUME. Home heating oil volume remained relatively unchanged at 28.5 million gallons for the three months ended September 30, 1997, as compared to 28.6 million gallons for the three months ended September 30, 1996.

NET SALES. Net sales also remained relatively unchanged at $50.8 million for the three months ended September 30, 1997, as compared to $51.1 million for the three months ended September 30, 1996.

GROSS PROFIT. Gross profit increased 22.2% to $7.6 million for the three months ended September 30, 1997, as compared to $6.2 million for the three months ended September 30, 1996. This improvement in gross profit resulted from a 4.0 cent increase in home heating oil gross profit margins over the prior year period, due to reduced cost of product for the quarter as well as a 5.0% reduction in net service and installation costs, which are included in the calculation of the Company's gross profit, and which are a direct result of the Company's operational efficiency programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses remained relatively unchanged at $25.1 million for the three months ended September 30, 1997, as compared to $24.9 million for the three months ended September 30, 1996, as the impact of the Company's productivity programs offset wage-related inflationary pressures.

DIRECT DELIVERY EXPENSE. Direct delivery expenses decreased 2.3% to $3.4 million for the three months ended September 30, 1997, as compared to $3.5 for the three months ended September 30, 1996. This decline in expenses was a result of the Company's productivity programs, which more than offset the impact of inflation.

CORPORATE IDENTITY EXPENSES. Corporate identity expenses were $1.1 million for the three months ended September 30, 1997, as compared to $1.3 million for the three months ended September 30, 1996. These expenses represent costs associated with the Company's brand identity program in the New York and Mid Atlantic regions, as described in the nine month discussion.

PENSION CURTAILMENT . Pension curtailment expenses were $0.7 million for the three months ended September 30, 1997 and represent the costs associated with freezing the benefits under the Company's union-defined benefit pension plan resulting from the 1997 consolidation of the New York City operations.

AMORTIZATION OF CUSTOMER LISTS. Amortization of customer lists remained relatively unchanged at $4.5 million for the three months ended September 30, 1997, as compared to $4.6 million for the three months ended September 30, 1996, as the impact of certain customer lists becoming fully amortized only slightly exceeded the effect of the Company's recent acquisitions.

DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT. Depreciation and amortization of plant and equipment remained relatively unchanged at $1.8 million for the three months ended September 30, 1997, as compared to $1.7 million for the three months ended September 30, 1996.

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges increased 17.8% to $1.2 million for the three months ended September 30, 1997, as compared to $1.0 million for the three months ended September 30, 1996, as the impact of the Company's recent acquisitions exceeded the effect of certain deferred charges becoming fully amortized.

PROVISION FOR SUPPLEMENTAL BENEFITS. Provision for supplemental benefits declined to $0.1 million for the three months ended September 30, 1997, as compared to $0.2 million for the three months ended September 30, 1996. These supplemental benefits reflect the extension of the exercise date of certain options previously issued and the change in provision is due to a reduction of the accrual required under the vesting schedule of those options.

OPERATING LOSS: Operating loss improved 2.4% to $30.2 million for the three months ended September 30, 1997, as compared to $31.0 million for the three months ended September 30, 1996. This was largely due to the Company's significant improvement in home heating oil gross profit margins over the prior year period, partially offset by pension curtailment expenses which the Company did not incur in the prior year period and by the increase in the amortization of deferred charges.

NET INTEREST EXPENSE: Net interest expense remained relatively unchanged at $7.8 million for the three months ended September 30, 1997.

EQUITY IN LOSS OF STAR GAS PARTNERSHIP: Equity in the loss of Star Gas Partnership increased to $2.4 million for the three months ended September 30, 1997, as compared to $1.9 million for the three months ended September 30, 1996. This increase was due to the impact of higher non-cash expenses and lower wholesale margins on Star Gas' net income.

NET LOSS: Net loss improved to $40.3 million for the three months ended September 30, 1997, as compared to $40.6 million for the three months ended September 30, 1996. This was primarily due to the Company's significant improvement in home heating oil gross profit margins over the prior year period, partially offset by pension curtailment expenses which the Company did not incur in the prior year period and an increase in non-cash expenses.

EBITDA: EBITDA loss improved 3.8% to $22.6 million for the three months ended September 30, 1997, as compared to $23.5 million for the three months ended September 30, 1996. This was primarily due to the Company's significant improvement in home heating oil gross profit margins over the prior year period, partially offset by pension curtailment expenses which the Company did not incur in the prior year period. Excluding the operational restructuring-related corporate identity and pension curtailment costs, EBITDA loss improved 5.9% to $20.9 million from $22.2 million.

NIDA: NIDA improved 2.5% to a loss of $29.6 million for the three months ended September 30, 1997, as compared to a loss of $30.4 million for the three months ended September 30, 1996. This improvement was largely due to the Company's significant improvement in home heating oil gross profit margins over the prior year period, partially offset by an increase in preferred dividends over the 1996 period.

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

Also in February 1997 the Company issued $30.0 million of 12 7/8%
Exchangeable Preferred Stock due February 15, 2009. The intended use of this offering's net proceeds of $28.3 million is for general corporate purposes, as well as funding the Company's operational restructuring and acquisition programs.

Net cash provided by operating activities of $34.3 million combined with the $28.3 million net proceeds from the 12 7/8% Exchangeable Preferred Stock offering described in the previous paragraph, amounted to $62.6 million. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets of $18.5 million; and in financing activities to repay notes payable of $1.1 million, repurchase subordinated notes of $1.1 million, repay net credit facility borrowings of $22.0 million, redeem preferred stock of $4.2 million, pay cash dividends of $11.4 million, and other financing activities of $3.1 million, which includes $1.2 million associated with the Private Debt Modification of the 11.96% Notes. These financing activities were partially offset by cash provided from the Star Gas minimum quarterly distribution of $4.1 million, the release of $3.0 million in restricted cash as all quarterly guarantee provisions were fulfilled, the proceeds from the sale of fixed assets of $0.4 million, and proceeds from dividend reinvestments of $1.8 million. As a result of the above activities, the Company's cash balance increased by $10.5 million.

The Company currently has available a $47.0 million working capital revolving credit facility. No amount was outstanding under this credit facility at September 30, 1997, and the Company had $5.4 million of working capital.

Prior to October 1997, the Company had a $60.0 million working capital revolving credit facility, but in tandem with its agreement to sell its branch in Hartford, Connecticut for approximately $16.0 million, the working capital revolving credit facility was reduced to $47.0 million. $9.4 million of the proceeds from this sale were set aside to collateralize a portion of the outstanding acquisition letter of credit. Cash collateral requirements had originally been scheduled to begin in June 1998.

For the remainder of 1997, the Company anticipates paying dividends on its Common Stock before dividend reinvestment of approximately $2.0 million, and paying $1.0 million in preferred stock dividends.

In addition, as a result of the December 1995 Star Gas Transaction, Star Gas Corporation, a wholly-owned subsidiary of the Company, as general partner remains contingently liable for the Partnership's obligations. These contingent liabilities are limited to Star Gas Corporation. Furthermore, to enhance the Partnership's ability to pay a minimum quarterly distribution on its common units, Star Gas agreed, subject to certain limitations, to contribute up to $6.0 million in additional capital to the Partnership if, and to the extent that, the amount of available cash constituting operating surplus with respect to any quarter is less than the amount necessary to distribute the minimum quarterly distribution on all outstanding common units for such quarter. At September 30, 1997 none of these funds were restricted at the Star Gas level, as they were released to Petro since the quarterly guarantee provisions were satisfied.

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

In April 1997, the Company informed its New York City employees of the intentions to continue the restructuring activity. Such activity included combining the Company's three New York City branches into one new central depot that specialized in delivery, installation, maintenance, and service functions, and like the Long Island depots, be supported by the Port Washington facility. The Company recorded a restructuring charge of $1.3 million in the second quarter of 1997 for restructuring costs of $0.4 million for termination benefit arrangements with employees and $0.9 million for continuing lease obligations for unused non-cancelable non-strategic facilities.

To reflect the Company's continued commitment to define the best possible organizational structure, in November 1997, the Company announced its intentions to continue its restructuring activity at both the branch and corporate level. Toward achieving its strategic intentions to define the best possible organizational structure for both the corporate and regional locations, and to execute its plan to eliminate redundancy and locate responsibilities where they can best serve the Company, approximately $0.75 million in restructuring charges will be recorded by the Company during the fourth quarter of 1997, for restructuring costs resulting from termination benefit arrangements with certain branch and corporate employees.

CORPORATE IDENTITY EXPENSES

Concurrently with the Company's initial restructuring efforts to increase productivity and customer responsiveness, the Company implemented a corporate identity program to increase the brand awareness of the "Petro" name among heating oil customers. The implementation of this program began in April 1996 with its Long Island region, where the new "Petro" identity and image was established while the region was being restructured. Under this program, the Company began servicing its approximate 100,000 Long Island customers using the "Petro" brand name, rather than the twelve previously in use. At December 31, 1996, the Company expended $2.7 million for corporate identity expenses, which represented costs associated with repainting the fleet, issuing new uniforms and advertising the new "Petro" brand name.

For the Nine months ended September 30, 1997 the Company incurred $3.2 million in corporate identity expenses for costs associated with implementing its corporate identity program throughout the metropolitan New York City area and its Mid-Atlantic region. The Company anticipates additional corporate identity expenses for the fourth Quarter of 1997 to approximate $0.8 million.

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

                            PART II OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBITS INCLUDED WITHIN:

           (10.26) Consent Number 2 and Second Amendment dated as of October 15,
                   1997 to the Fourth Amended and Restated Credit Agreement, dated as of September 27, 1996, among Petroleum Heat and Power Co., Inc., the several banks and financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for such Banks.

           (10.27) Lease Agreement by and between Capital Distributors Corp. a
                   New York Corporation and Petroleum Heat and Power Co., Inc. dated as of February 7, 1997 for 55-60 58th Street, Maspeth, New York 11378.

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Signature               Title                                        Date
---------               -----                                        ----

/s/ Irik P. Sevin       Chairman of the Board, Chief           November 10, 1997
-----------------       Executive Officer, and
Irik P. Sevin           Chief Financial and Accounting
                        Officer and Director