Form 10-K
period 1997-12-31
PETROLEUM HEAT & POWER CO INC
filed 1998-03-26
CIK 736768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997        Commission File No. 1-9358

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                              ---------------------   -----------------
Commission file number
                      -------------------------------------------------

                       PETROLEUM HEAT AND POWER CO., INC.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    Minnesota                                            06-1183025
-----------------------------------                ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


2187 Atlantic Street, Stamford, CT                       06902
----------------------------------------           -----------------------
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
Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 1998 was approximately $25,079,204.

As of March 17, 1998 there were 23,954,560 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The documents incorporated by reference into this Form 10-K and the parts hereof into which such documents are incorporated are listed below:


Document                                                            Part
----------------------------------------------                     ------
Those portions of the registrant's proxy                            III
statement for the registrant's 1998 Annual
Meeting (the "Proxy Statement") that are
specifically identified herein as incorporated
by reference into this Form 10-K


                                     PART I

                                ITEM 1. BUSINESS

     Petroleum Heat and Power Co., Inc. is the largest retail distributor of home heating oil in the United States, with total sales of $548.1 million for the year ended December 31, 1997. Petro serves approximately 350,000 customers in the Northeast and Mid-Atlantic states, including the metropolitan areas of Boston, New York City, Baltimore, Providence, and Washington, D.C.

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

     The Company's volume, cash flow and operating profits before depreciation and amortization have increased significantly since 1980, primarily because of its acquisition of other home heating oil businesses. The home heating oil industry is large, highly fragmented and undergoing consolidation, with approximately 3,700 independently owned and operated home heating oil distributors in the Northeast. Petro is the principal consolidator in this industry and, since 1979, when current management assumed control, has acquired 188 retail heating oil distributors. Petro acquires distributors in both new and existing markets and integrates them into the Company's existing operations. Economies of scale are realized from these purchases through the centralization of accounting, data processing, fuel oil purchasing, credit and marketing functions. Due to its acquisition history, the Company is well known in the heating oil industry and is regularly contacted by potential sellers. As a result of its growth strategy, heating oil volume sold increased from 59.4 million gallons in 1980 to 410.3 million gallons for the year ended December 31, 1997, a compound annual growth rate of 12.0%. Despite the Company's size, Petro estimates that its customer base represents only approximately 5% of the residential home heating oil customers in the Northeast.

     In recent years, the company has increased its focus on its operating strategy. As a result of a major strategic study aimed at improving organizational and marketing effectiveness, Petro has begun to implement an operational restructuring program designed to improve the Company's productivity and responsiveness to customers. Based on its size, the Company has redefined its organizational structure and is accessing developments in communications and computer technology which are currently in use by other large distribution businesses, but which are generally not used by retail heating oil companies. In addition, Petro is seeking to create a premium brand image that will capitalize on both its size and the lack of consumer brand awareness in the heating oil industry. These efforts are designed to reduce operating costs, maximize customer satisfaction, build name recognition and minimize net customer attrition.

     As part of the implementation of this operational restructuring program, in April 1996, the company opened a regional customer service center on Long Island, New York. This state-of-the-art facility currently conducts all activities which interface with the Company's approximate 120,000 Long Island and New York City customers, including sales, customer service, credit and accounting. The Company is also now operating under the single brand name of "Petro" throughout this area, rather than the many brand names previously in use. Because of the existence of this customer service center, eight full-function branches were consolidated into four strategically located delivery and service depots to serve the Company's customers more efficiently. Furthermore, in keeping with the focus of its operating strategy, late in 1997 the Company continued to reorganize select branch and corporate responsibilities in order to eliminate redundant functions, and regionalize responsibilities where they can best serve customers and the Company.

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

     As a result of the foregoing transactions (the "Star Gas Transactions"), Star Gas received a 46.5% equity interest in Star Gas Partners and Petro received net proceeds of $134.7 million, of which $72.6 million was used to repay $67.8 million in principal amount of long-term debt and $6.0 million was reserved to guarantee Star Gas Partners' minimum quarterly distribution. At December 31, 1997 these funds were no longer restricted at the Star Gas level and had been released to Petro since the quarterly guarantee provisions were fulfilled. In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million for this transaction because the Company holds subordinate units which do not have a readily ascertainable market price creating an uncertainty regarding realization. The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. Petro also received $5.5 million of minimum quarterly distributions from Star Gas Partners for the year ended December 31, 1997.

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

     In October 1997, Star Gas acquired the outstanding stock of an unaffiliated Ohio propane company ("1997 Star Gas Transaction") and in an equal exchange subsequently transferred all of such assets to the Partnership for the assumption of $23 million of debt incurred by Star Gas in connection with this acquisition, a 0.00027% general partnership interest in the Partnership along with 148,000 Partnership common units. In connection with this transaction, Star Gas assumed all future income tax liabilities for this conveyance.

     At December 31, 1997 the Company had a 41.66% equity interest in the Partnership, (which was reduced to 40.66% with the January 1998 sale of 63,000 common units) which is being accounted for by the equity method.

FUNDAMENTAL CHARACTERISTICS

Unaffected by General Economy

     The Company's business is relatively unaffected by business cycles. As home heating oil for residential use is such a basic necessity, variations in the amount purchased as a result of general economic conditions have been limited.

Customer Stability

     The Company has a relatively stable customer base due to the tendency of homeowners to remain with their traditional distributors or home buyers to remain with the previous homeowner's distributor. While the Company loses approximately 90% of the customers acquired in an acquisition (during the first six years), approximately 40% of these losses are as a result of customers moving, and of these losses the Company is able to retain approximately 65% of the homes underlying the original customer list purchased.

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

Weather Stability

     The Company's business is directly related to the heating needs of its customers. Although temperatures have been relatively stable over the past 37 years, the weather can have a material effect on the Company's sales in any particular year. The following table presents the average daily temperature (in degrees Fahrenheit) in the metropolitan New York City area for January through March and October through December of the year indicated (which are considered to be the heating season months):


                         Average                              Average                                   Average
      Year             Temperature           Year           Temperature            Year               Temperature
     1960....             40.4               1973....           43.8               1986....              42.5
     1961....             41.9               1974....           41.9               1987....              42.1
     1962....             40.0               1975....           43.5               1988....              41.1
     1963....             41.1               1976....           39.3               1989....              40.8
     1964....             42.1               1977....           40.1               1990....              47.0
     1965....             41.5               1978....           39.5               1991....              44.3
     1966....             41.9               1979....           43.0               1992....              41.9
     1967....             40.5               1980....           39.8               1993....              41.9
     1968....             40.2               1981....           41.1               1994....              41.8
     1969....             40.4               1982....           42.6               1995....              42.1
     1970....             39.8               1983....           42.9               1996....              40.8
     1971....             41.9               1984....           43.4               1997....              42.3
     1972....             40.5               1985....           42.5

--------------
Source:  National Oceanic and Atmospheric Administration

Insulation from Oil Price Volatility

     Although the price of crude oil can be volatile, historically this has not materially affected the performance of the Company since over the years it has added a gross margin onto its wholesale costs, designed to offset the impact of inflation, account attrition and weather. As a result, variability in supply prices has affected net sales, but generally has not affected gross profit or net income, and as such, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company was unable to increase its gross profit margin or reduce its operating expenses, the effect of the decrease in volume would be to reduce net income.

     Approximately 25% of the Company's total sales are made to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated in April of each year in light of then current market conditions. The Company currently enters into forward purchase contracts and futures contracts for a substantial majority of the oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while those customers whose oil was not purchased in advance would be unaffected or higher than expected.

     The Company uses put options to hedge and reduce the risk associated with a substantial portion of the heating oil forward purchase contracts and futures contracts acquired as of December 31, 1997. Should the cost of heating oil significantly decline below the acquisition cost, these options would substantially offset the effects of such decline.

Conversions to Natural Gas

     The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The Company believes that approximately 1% of its customer base annually converts from home heating oil to natural gas. Even when natural gas had a significant price advantage over home heating oil, such as in 1980 and 1981 when there were government controls on natural gas prices or, for a short time in 1990 and 1991, during the Persian Gulf crisis, the Company's customers converted to natural gas at only a 2% annual rate. During the latter part of 1991 and through 1997, natural gas conversions have returned to their approximate 1% historical annual rate as the prices for the two products have been at parity.

Business Strategy

     Current management assumed control of the Company in 1979 and restructured the Company's fuel oil operation by consolidating operating branches and focusing primarily on the retail sale of home heating oil. After this reorganization, management perceived an opportunity to achieve substantial growth and increased profitability by acquiring fuel oil distributors in new and existing markets. In recent years, management has also increased its focus on achieving competitive advantages in the home heating oil industry by redefining its operating strategy to utlize its size to access developments in computer and communication technology to lower operating cost and provide customers with more sensitive service.

Acquisition Strategy

     In the past, the Company's acquisition strategy was to continue to grow its fuel oil operations through the acquisition and integration of additional distributors in existing and new markets. The Company's acquisitions typically result in significant economies of scale through centralization of the accounting, data processing and fuel oil purchasing functions of the acquired distributor. The Company's capital position and limited available funds for acquisitions is limiting its ability to continue its historical acquisition pace. The Company is reviewing various alternatives to access capital to enable it to maintain acquisitions at its historical pace.

Marketing Strategy

     The Company's marketing strategy is based on providing heating equipment repair and maintenance service to quality-minded customers who desire a full range of heating oil and services from their heating oil supplier. As described above, the Company is consolidating its operations under one brand name, and is building that brand name by employing an upgraded, professionally trained and managed sales force and using a professionally developed marketing campaign, including radio and print advertising media. The Company has a nationwide toll free telephone number, 1-800-OIL-HEAT, which the Company believes helps it to build customer awareness and brand identity. In addition, the Company is employing new means of acquiring customers, including co-marketing arrangements with realtors, builders, home inspectors, security companies and other affinity groups. The Company is also test marketing a product/pricing strategy designed to better meet the needs of various customer segments. The Company is also seeking to develop cross marketing relationships with other energy providers.

Customers and Sales

     The Company currently serves approximately 350,000 customers in the following 25 markets:


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

Connecticut                                  Pennsylvania                                Rhode Island
Bridgeport--New Haven                        Allentown                                   Providence
Litchfield County                            Berks County                                Newport
Southern Fairfield                            (Centered in Reading)
 County                                      Bucks County                                Maryland/Virginia/D.C.
                                              (Centered in Southampton)                  Baltimore (Metropolitan)
                                             Lebanon County                              Washington, D.C.
                                              (Centered in Palmyra)                       (Metropolitan)


     Approximately 85% of the Company's #2 fuel oil sales are made to homeowners, with the balance to industrial, commercial and institutional customers. Historically, the Company has lost a portion of its customer base each year for various reasons, including customer relocation, price competition, conversions to natural gas and service.


SUPPLIERS

     The Company obtains its fuel oil in either barge or truckload quantities, and has contracts with over 80 non-Company owned storage terminals for the right to temporarily store its heating oil at their facilities. Purchases are made pursuant to supply contracts or on the spot market. The Company has market price based contracts for substantially all its petroleum requirements with 13 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers to the Company for over 10 years. The Company's current suppliers are: Amerada Hess Corporation; Bayway Refining Co.; Citgo Petroleum Corp.; Coastal New York; George E. Warren Corp.; Global Petroleum Corp.; Koch Refining Company, L.P.; Louis Dreyfus Energy Corp.; Mieco, Inc.; Mobil Oil Corporation; Northeast Petroleum, a division of Cargill, Inc.; Sprague Energy; and Sun Oil Company. Typically the Company's supply contracts have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities, and in most cases do not establish in advance the price at which fuel oil is sold, which, like the Company's price to most of its customers, is based upon market prices at the time of delivery.

     The Company believes that its policy of contracting for substantially all its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies. The Company further believes that relations with its current suppliers are satisfactory.

COMPETITION

     The Company's business is highly competitive. The Company competes with fuel oil distributors offering a broad range of services and prices, from full service distributors, like the Company, to those offering delivery only. Competition with other companies in the fuel oil industry is based primarily on price and customer service.

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


EMPLOYEES

     As of December 31, 1997, the Company had 2,211 employees, of whom 556 were office, clerical and customer service personnel, 666 were heating equipment repairmen, 585 were oil truck drivers and mechanics, 222 were management and staff and 182 were employed in sales. Approximately 400 of those employees are seasonal and are rehired annually to support the requirements of the heating season. Approximately 700 employees are represented by 20 different local chapters of labor unions.

     Management believes that its relations with both its union and non-union employees are satisfactory.


ENVIRONMENTAL MATTERS

     The Company has implemented environmental programs and policies designed to avoid potential liability under applicable environmental laws and to reduce exposure to environmental cleanup cost. The Company has not incurred any significant environmental compliance costs and compliance with environmental regulations has not had a material effect on the Company's operating or financial condition. This is primarily due to the Company's general policy of not owning or operating fuel oil terminals and of closely monitoring its compliance with all environmental laws. In light of the Company's general policy regarding operations and environmental compliance, the Company does not expect environmental compliance to have a material effect on its operations and financial condition in the future. The Company's policy for determining the timing and amount of any environmental cost is to reflect an expense as and when the cost becomes probable and reasonably capable of estimation.

PROPANE BUSINESS

     In addition to its heating oil business, the Company currently owns a 40.66% equity interest in Star Gas Partners, which is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. The Company believes that Star Gas Partners is the eighth largest retail propane distributor in the United States, providing a major presence in the propane distribution industry, serving customers in 14 states in the Midwest and Northeast.

     Star Gas Partners' strategy is to maximize its cash flow and profitability, primarily through internal growth, controlling operating costs and acquisitions which have the potential for generating attractive returns on investment. The retail propane industry is mature and experiences only limited growth in total demand for product. The propane industry is also large and highly fragmented, with approximately 6,000 independently owned and operated distributors. Star Gas Partners focuses on acquiring smaller to medium-sized local and regional independent propane distributors. In particular, the Company has focused on high margin distributorships with a relatively large percentage of residential customers, which generate higher margins than other types of customers, and those located in the Midwest and Northeast, where it believes higher margins than in other areas in the United States can be attained.

     During the fiscal year ended September 30, 1997, approximately 71% of Star Gas Partners' sales (by volume of gallons sold) were to retail customers (of which approximately 52%, 21%, 18% and 9% were sales to residential customers, industrial/commercial customers, agricultural customers and motor fuel customers, respectively) and approximately 29% were to wholesale customers. Sales to residential customers in fiscal year 1997 accounted for 62% of its gross profit on propane sales, reflecting the higher-margin nature of this segment of the market.

     Star Gas Partners obtains propane from over 25 sources, all of which are domestic or Canadian companies. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. Substantially all of Star Gas Partners' propane supply for its Northeast retail operations are purchased under annual or longer term supply contracts, which generally provide for pricing in accordance with market prices at the time of delivery. Certain of the contracts provide for minimum and maximum amounts of propane to be purchased. During the fiscal year 1997, none of its Northeast suppliers accounted for more than 10% of the volume purchased.

     Star Gas Partners typically supplies its Midwest retail and wholesale operations by a combination of (i) spot purchases from Mont. Belvieu, Texas, which are transported by pipeline to Star Gas Partners' 21 million gallon underground storage facility in Seymour, Indiana, and then delivered to the Midwest branches and (ii) purchases from a number of Midwest refineries which are transported by truck to the branches either directly or via the Seymour facility. Most of the refinery purchases are purchased under contract.

     Star Gas Partners' business is highly competitive. Propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. In addition to competing with alternative energy sources, Star Gas Partners competes with numerous other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local level with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. However, long-standing customer relationships are typical of the retail propane industry. Retail propane customers generally lease their storage tanks from their supplier. The lease terms and, in most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. The inconvenience of switching tanks minimizes a customer's tendency to switch among suppliers of propane.

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

                               ITEM 2. PROPERTIES

     The Company provides services to its customers from 23 branches/depots and 18 satellites, 7 of which are owned and 34 of which are leased, in 25 marketing areas in the Northeast and Mid-Atlantic Regions of the United States.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Class A Common Stock

     The Company's Class A Common Stock is traded on the National Association of Securities Dealers Inc. National Market under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock for 1996 and 1997 were as follows:


                                   1996                                   1997
                  -----------------------------------     ---------------------------------
Quarter              High           Low      Dividend        High          Low     Dividend
--------            -----          ----      --------        ----          ---     --------
1st               $ 8 1/4       $ 6 1/2       $.1500       $ 6 3/4       $ 3 3/8    $.075
2nd                 7 3/4         6 1/2        .1500         3 7/8         2 1/2     .075
3rd                 7 3/4         6 1/4        .1500         3 1/2         2 5/8     .075
4th                 7 3/4         5 5/8        .1500         3 1/2         2 1/8     .075


     The last sale price of the Class A Common Stock on March 17, 1998 was $
1.50 per share. As of March 17, 1998 the Company had 259 shareholders of record of its Class A Common Stock. The Company declared a dividend of $.075 per share of Class A Common Stock which was paid on January 2, 1998 to holders of record as of December 15, 1997. On February 24, 1998 the Company announced that it will suspend its regularly scheduled quarterly common stock dividend and that it did not expect to pay common stock dividends for the remainder of the year. In arriving at this decision, the Company's Board considered the impact of unusually warm winter weather on its earnings and cash flow, as well as a variety of other factors.

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

     As of March 17, 1998 there were 11,228 shares of Class B Common Stock outstanding which are no longer listed on the American Stock Exchange, nor is there an established public trading market for them.

Class C Common Stock

     There is no established trading market for the Company's Class C Common Stock, $.10 par value. The number of record holders of the Company's Class C Common Stock at March 17, 1998 was 24.

     The Company declared cash dividends on its Class C Common Stock of $.60 per share in 1996 and declared cash dividends of $.30 per share in 1997. In addition, the Company declared a dividend of $.075 per share of Class C Common Stock which was paid on January 2, 1998 to holders of record as of December 15, 1997. As with its Class A Common Stock, the Company suspended its regularly scheduled quarterly Class C Common Stock dividend and does not expect to pay any Class C Common Stock dividend for the remainder of the year.

Dividend Policy

     In 1997 the Company paid a quarterly dividend on its Class A and Class C Common Stock at an annual rate of $.30 per share. The Company historically paid dividends on January 2, April 1, July 1 and October 1 of each year.

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

     Under the terms of the Company's debt instruments, the Company is restricted to the amount of dividend distributions it can make on its capital stock. Under the most restrictive dividend limitations, $26.1 million was available for the payment of dividends on all classes of Common Stock at December 31, 1997. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter, and by the new issuance of capital stock.

     On February 24, 1998 the Company announced that it will not pay its regularly scheduled quarterly common stock dividend of $0.075 per share for the 1998 first quarter. The Company also announced that it does not expect to pay common stock dividends for the remainder of the year. In arriving at this decision, the Company's Board considered the impact of unusually warm winter weather on its earnings and cash flow, as well as a variety of other factors.

                    ITEM 6. SELECTED FINANCIAL AND OTHER DATA

     The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. The Company typically generates net income in the quarters ending in March and December and experiences net losses during the non-heating season quarters ending in June and September. Although EBITDA should not be considered a substitute for net income (loss) as an indicator of the Company's operating performance, it is included in the following tables as it is the principal basis upon which the Company assesses its financial performance. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                                                             Year Ended December 31,
                                                   ---------------------------------------------------------------------------
                                                     1993            1994             1995             1996              1997
                                                   --------        --------         --------         --------         --------
                                                                         (in thousands, except per share data)
Income Statement Data:
Net sales                                          $538,526        $546,677         $609,507         $608,161         $548,141
Cost of sales                                       366,809         362,981          387,825          427,388          379,748
                                                   --------        --------         --------         --------         --------
  Gross profit                                      171,717         183,696          221,682          180,773          168,393

Operating expenses                                  123,280         128,310          164,929          143,069          140,023
Amortization of customer lists                       23,183          19,748           20,527           18,611           17,903
Depreciation of plant and equipment                   5,933           6,469           12,374            6,574            7,204
Amortization of deferred charges                      5,548           6,177            6,142            4,760            4,639
Provision for supplemental benefit                      264             373            1,407              873              565
                                                   --------        --------         --------         --------         --------
  Operating income (loss)                            13,509          22,619           16,303            6,886           (1,941)

Interest expense-net                                 20,508          23,766           38,792           32,412           31,668
Other income (expense)-net                             (165)            109              218            1,842           11,445
                                                   --------        --------         --------         --------         --------
  Loss before income taxes,
   equity interest in Star Gas,
   and extraordinary item                            (7,164)        (1,038)          (22,271)         (23,684)         (22,164)
Income taxes                                            400            600               500              500              500
                                                   --------        --------         --------         --------         --------
  Loss before equity interest in
   Star Gas and extraordinary item                   (7,564)        (1,638)          (22,771)         (24,184)         (22,664)

  Share of income (loss) of Star Gas                      -         (1,973)              728            2,283             (235)
                                                   --------        --------         --------         --------         --------
  Loss before extraordinary item                     (7,564)        (3,611)          (22,043)         (21,901)         (22,899)
Extraordinary item-loss on
  early extinguishment of debt                         (867)          (654)           (1,436)          (6,414)            -
                                                   --------        --------         --------         --------         --------
Net loss                                           $ (8,431)       $(4,265)         $(23,479)        $(28,315)        $(22,899)
                                                   --------        --------         --------         --------         --------
                                                   --------        --------         --------         --------         --------

Net loss applicable to Common Stock                $(11,798)       $(7,776)         $(26,742)        $(30,704)        $(27,543)

Basic and Diluted earnings (losses)
 per common share:
  Class A Common Stock                             $   (.57)       $   (.37)        $  (1.06)        $  (1.20)        $  (1.06)
  Class B Common Stock                                 1.88            1.10                -                -                -
  Class C Common Stock                                 (.57)           (.37)           (1.06)           (1.20)           (1.06)

Cash dividends declared per
 common share:
  Class A Common Stock                               $0.525           $0.55            $0.60            $0.60            $0.30
  Class B Common Stock                                1.88             1.10                -                -                -
  Class C Common Stock                                0.525            0.55             0.60             0.60             0.30

Weighted average number of
 common shares outstanding:
  Class A Common Stock                               18,993          19,195           22,711           22,983           23,441
  Class B Common Stock                                  217             152               15               12               11
  Class C Common Stock                                2,545           2,550            2,598            2,598            2,598





                                                      1993            1994             1995             1996             1997
                                                   --------        --------         --------         --------         --------
Balance Sheet Data:
Cash                                               $  4,614        $ 15,474         $ 78,285         $  3,257         $  2,390
Working capital                                      16,694          28,344           65,408           18,093           12,436
Total assets                                        256,589         397,174          357,241          275,025          247,846
Long-term debt                                      185,311         309,945          294,429          291,337          288,957
Redeemable preferred stock
 (long-term portion)                                 20,833          36,632           12,500            8,333           32,489
Stockholders' deficiency                            (61,964)        (66,176)        (100,903)        (145,733)        (177,033)

Summary Cash Flow Data:
Net Cash provided by (used in)
  operating activities                             $ 36,637        $ 31,449         $ (1,707)        $ (3,852)        $ 18,644
Net Cash provided by (used in)
  investing activities                              (34,337)        (31,672)          16,613          (26,193)            (980)
Net Cash provided by (used in)
  financing activities                               (1,546)         11,083           47,905          (44,983)         (18,531)

Other Data:
EBITDA(1)                                          $ 48,437        $ 55,386         $ 56,753         $ 37,704         $ 28,370
Gallons of home heating oil
  and retail propane sold                           443,487         456,719          503,610          456,141          410,291


-----------------------
(1) "EBITDA" (Earnings Before Interest, Taxes, Depreciation and Amortization) is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that EBITDA is a principal basis upon which the Company assesses its financial performance.

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Overview

In analyzing the Company's results, investors should consider a variety of factors unique to the Company and the heating oil industry. These include the Company's active acquisition program and the rapid rate of amortization of customer lists purchased in home heating oil acquisitions. First, the financial results of a given year do not reflect the full impact of the year's acquisitions. Acquisitions made during the spring and summer months generally have a negative effect on earnings in the calendar year in which they are made. Second, substantially all purchased intangibles are comprised of customer lists and convenants not to compete. Amortization of customer lists is a non-cash expense which is amortized 90% over a six-year period and the balance over a 25-year period. The covenants not to compete are amortized over the lives of the covenants, which generally range from five to seven years.

A significant focus of the Company has been the restructuring and corporate identity programs begun in April of 1996. These programs are targeted to heighten responsiveness to customers, improve brand awareness among heating oil consumers and increase operational productivity, as well as reduce overhead costs. The regionalization of the Company's New York/Long Island operations was completed in 1997, and similar efforts in the Mid-Atlantic region have begun. In order to optimize the impact of these programs, the Company continues to evaluate appropriate operating structures for the rest of the Company. During the first full year of this program in Long Island, the Company's first consolidated region, measurable improvements were recorded in almost all significant operating categories. Despite these indications, however, it should be noted that no assurances can be given as to the ultimate impact of the program on the Company's financials in any of the Company's regions.

1997 Compared to 1996

Volume. Home heating oil volume decreased 10.1% to 410.3 million gallons for the twelve months ended December 31, 1997, as compared to 456.1 million gallons for the twelve months ended December 31, 1996. In addition to 5.8% fewer degree days in 1997 than in 1996, volume was negatively impacted by net account attrition and the sale of the Company's Hartford, CT operations, partially offset by the acquisition of 24 individually insignificant heating oil companies since the beginning of 1996.

Net sales. Net sales decreased 9.9% to $548.1 million for the twelve months ended December 31, 1997, as compared to $608.2 million for the twelve months ended December 31, 1996 due to the decreased volume described above.

Gross profit. Gross profit decreased 6.8% to $168.4 million for the twelve months ended December 31, 1997, as compared to $180.8 million for the twelve months ended December 31, 1996. Gross profit did not decline to the same extent as volume due to an increase of 2.0 cents per gallon in home heating oil margins in 1997 as compared to 1996.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.2% to $102.4 million for the twelve months ended December 31, 1997, as compared to $105.6 million for the twelve months ended December 31, 1996. This decline was due both to reductions in certain expenses resulting from the Company's operational efficiency programs and to the Company's ability to reduce certain overhead costs in response to a decline in volume and was achieved despite inflationary pressures. Also of importance, but of smaller impact on 1997 financials, were significant corporate staff reductions taken in December of 1997 as part of our corporate restructuring programs.

Direct delivery expenses. Direct delivery expenses decreased 9.4% to $30.0 million for the twelve months ended December 31, 1997, as compared to $33.1 million for the twelve months ended December 31, 1996, reflecting the Company's ability to reduce costs relating to weather impacted lower volume.

Restructuring charges. Restructuring charges increased from $1.2 million for the twelve months ended December 31, 1996 to $2.9 million for the twelve months ended December 31, 1997, representing costs associated with the Company's regionalization and consolidation programs in the New York/Long Island and Mid Atlantic regions.

Corporate identity expenses. Corporate identity expenses for the twelve months ended December 31, 1997 were $4.1 million, as compared to $2.7 million for the twelve months ended December 31, 1996. These costs are associated with the Company's brand identity program, implemented in Long Island during 1996 and the Company's New York and Mid Atlantic regions during 1997, and include the cost of repainting all delivery and service vehicles to reflect the Company's new identity. Through this program the Company intends to capitalize on its size by building significant brand equity in one "Petro" brand name, rather than the multiple names previously in use.

Pension curtailment. Pension curtailment expenses for the twelve months ended December 31, 1997 were $0.7 million, as compared to $0.6 million for the twelve months ended December 31, 1996. These expenses represent the freezing of benefits under the Company's defined benefit pension plan resulting from the consolidation of Long Island and New York City operations.

Amortization of customer lists. Amortization of customer lists decreased 3.8% to $17.9 million for the twelve months ended December 31, 1997, as compared to $18.6 million for the twelve months ended December 31, 1996, as the impact of certain customer lists becoming fully amortized exceeded the impact of amortization associated with the Company's recent acquisitions.

Depreciation of plant and equipment. Depreciation and amortization of plant and equipment increased 9.6% to $7.2 million for the twelve months ended December 31, 1997, as compared to $6.6 million for the twelve months ended December 31, 1996, as a result of certain investments related to the Company's operational restructuring programs in the New York and Mid Atlantic regions, as well as the impact of the Company's acquisitions.

Amortization of deferred charges. Amortization of deferred charges decreased 2.5% to $4.6 million for the twelve months ended December 31, 1997, as compared to $4.8 million for the twelve months ended December 31, 1996, as the impact of certain deferred charges becoming fully amortized exceeded the impact of the amortization associated with the Company's recent acquisitions.

Provision for supplemental benefits. Provision for supplemental benefits declined to $0.6 million for the twelve months ended December 31, 1997, as compared to $0.9 million for the twelve months ended December 31, 1996. These supplemental benefits reflect the extension of the exercise date of certain options previously issued and a change in the provision due to a reduction of the accrual required under the vesting schedule of those options.

Operating income (loss): Operating income decreased to an operating loss of $1.9 million for the twelve months ended December 31, 1997, as compared to operating income of $6.9 million for the twelve months ended December 31, 1996. This decline was largely a result of the weather-related decline in volume and an increase in restructuring and corporate identity expenses, partially offset by the Company's ability to reduce certain operating expenses and an increase in the Company's heating oil margins.

Net interest expense. Net interest expense improved slightly to $31.7 million for the twelve months ended December 31, 1997, as compared to $32.4 million for the twelve months ended December 31, 1996. This reduction resulted from both a slight decline in average borrowings outstanding and average rate.

Other income. Other income for the twelve months ended December 31, 1997 was $11.4 million, as compared to $1.8 million for the twelve months ended December 31, 1996. These amounts reflect the sale of the Company's Hartford, CT heating oil operations in 1997 and the Company's Springfield, MA operations in 1996. Proceeds from these sales were used to make investments in other regions of the Company's operations and to repay debt.

Equity in income (loss) of Star Gas partnership. Equity in the earnings of Star Gas Partnership declined to a loss of $0.2 million for the twelve months ended December 31, 1997, as compared to earnings of $2.3 million for the twelve months ended December 31, 1996. This decrease was due to the impact of warm weather on Star Gas' propane volume and net income.

Extraordinary item. The extraordinary charge in 1996 of $6.4 million resulted from the retirement of $43.8 million of 12.25% Subordinated Debentures due 2005. This charge included both a prepayment premium of $4.8 million and a write-off of deferred charges of $1.6 million associated with the issuance of that debt.

Net loss. Net loss improved 19.1% to a net loss of $22.9 million for the twelve months ended December 31, 1997, as compared to a net loss of $28.3 million for the twelve months ended December 31, 1996. This improvement was due to the gain recognized on the sale of the Company's Hartford, CT business during the year, partially offset by the impact of warm first quarter weather on both the Company's and Star's volume, and to an increase in restructuring and corporate identity expenses.

EBITDA*. EBITDA decreased to $28.4 million for the twelve months ended December 31, 1997, as compared to $37.7 million for the twelve months ended December 31, 1996. This decline was due to decreased volume resulting from the warm 1997 weather and to an increase in restructuring and corporate identity costs, partially offset by improved heating oil margins. Excluding expenses related to the Company's operational programs, and taking into account distributions actually received from Star Gas (which distributions are not included in the calculation of EBITDA), EBITDA declined to $41.5 million from $46.4 million.


_______________________
* EBITDA is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any.

1996 Compared to 1995

     Volume. Heating oil volume increased 8.7% to 456.1 million gallons for 1996, as compared to 419.6 million gallons for 1995. This increase was largely due to gallonage from twenty three heating oil acquisitions completed since January 1, 1995, as well as to colder weather than in the previous year. Combined total retail gallons of heating oil and propane decreased 9.4% from 1995 to 1996, as retail propane volume, which amounted to 84.0 million gallons in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions.

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

     EBITDA. EBITDA for the Company's heating oil business decreased 9.3% to $37.7 million, as compared to $41.6 million for 1995. Excluding one-time restructuring, corporate identity and pension curtailment expenses, EBITDA increased to $42.1 million for 1996. This increase of 1.2% was less than the increase in volume as a result of the unusual decline in gross profit margins. Combined total EBITDA before these one-time costs and adding distributions of $4.3 million from Star Gas, representing Petro's ownership interest in Star through September 30, 1996, decreased 18.3% from 1995 to 1996, as the impact of propane EBITDA, which amounted to $15.2 million in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions. The majority of Petro's proceeds from the sale of a 53.5% interest in Star Gas were applied to the reduction of long-term debt and associated interest expense, which did not impact EBITDA.

Liquidity and Financial Condition

In February 1997, the Company entered into agreements ("Private Debt Modifications") to among other things, exchange the remaining $30.0 million of its $60.0 million 11.85%, 12.17%, and 12.18% notes ("11.96% Notes") ranked as subordinated debt for $30.0 million senior debt, and to extend the maturity date of the $60.0 million 11.96% Notes from October 1, 1998 to October 1, 2002 with $15.0 million sinking fund payments due on October 1, 2000 and October 1, 2001 and the remaining $30.0 million balance due on October 1, 2002. In addition, effective October 1, 1998, the interest on the 11.96% notes will be lowered to 10.9%.

Also in February 1997, the Company issued $30.0 million of 12 7/8% Exchangeable Preferred Stock due February 15, 2009. The net proceeds of $28.3 million were used for general corporate purposes, as well as funding the Company's operational restructuring and acquisition programs.

Prior to October 1997, the Company had a $60.0 million working capital revolving credit facility, but related to its agreement to sell its branch in Hartford, Connecticut for approximately $15.6 million, the working capital revolving credit facility was reduced to $47.0 million. $9.4 million of the proceeds from this sale were set aside to collateralize a portion of outstanding acquisition letters of credit. Cash collateral requirements had originally been scheduled to begin in June 1998.

Net cash provided by operating activities of $18.6 million combined with the $28.3 million net proceeds from the 12 7/8% Exchangeable Preferred Stock offering and the $15.6 million from the sale of its branch in Hartford Connecticut described in the preceding paragraph, amounted to $62.5 million. These funds were utilized in investing activities for acquisitions and the purchase of fixed assets of $23.2 million; and in financing activities to repay notes payable of $1.1 million, repay subordinated notes of $1.1 million, repay net credit facility borrowings of $19.0 million, redeem preferred stock of $4.2 million, pay cash dividends of $14.3 million, set aside $9.4 million to satisfy certain cash collateral requirements, and for other financing activities of $3.3 million, which includes $1.2 million associated with the Private Debt Modification of the 11.96% Notes. These financing activities were partially offset by cash provided from the Star Gas minimum quarterly distribution of $5.5 million, the release of $3.0 million in restricted cash as all Star Gas quarterly guarantee provisions were fulfilled, the proceeds from the sale of fixed assets of $1.1 million, and proceeds from dividend reinvestments of $2.4 million. As a result of the above activities, the Company's cash balance at December 31, 1997 decreased by $0.9 million to $2.4 million.

The Company currently has available a $47.0 million working capital revolving credit facility which expires June 30, 1998. At December 31, 1997 there were $3.0 million of borrowings outstanding under this credit facility, and the Company had $12.4 million of working capital.

For 1998, the Company anticipates repaying $2.5 million of long-term debt, repaying $2.1 million of senior and subordinated notes, redeeming $4.2 million of redeemable Preferred Stock and paying $5.1 million in preferred dividends. Furthermore, the Company currently has no material commitments for capital expenditures.

The Company expects the 1998 first quarter financial results to be negatively impacted by weather, which, through February 28, 1998 has been approximately 25% warmer than normal. In response to this warm weather, the Company has taken several steps to attempt to mitigate the impact of the weather on its earnings and cash flow. These steps include the suspension of the common stock dividend, reduction in planned capital expenditures, selected elimination of corporate positions, and freezing of salaries, as well as significant operating expense reductions. Despite these efforts, as well as an improvement in the Company's retail heating oil gross profit margins, however, the Company still expects to be significantly impacted by the extremely warm weather experienced in January and February.

The Company expects to renew or replace the working capital revolving credit facility and based on this and the Company's current working capital position and expected net cash provided by operating activities, the Company expects to be able to meet all of the above mentioned obligations in 1998.

Year 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, which the Company expects to implement on a timely basis, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Estimated costs associated with this conversion is anticipated to be less then two hundred thousand dollars. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

Accounting Changes

In February 1997, the FASB issued SFAS No. 128 - "Earnings Per Share." SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The Company adopted SFAS No. 128 and had no effect on previously reported earnings (losses) per share.

In February 1997, the FASB issued SFAS No. 129 - "Disclosure of Information about Capital Structure." SFAS No. 129 requires disclosure of all the pertinent rights and privileges of securities outstanding for periods ending after December 15, 1997. The Company adopted SFAS No. 129, which had no effect on previous disclosures.

In June 1997, the FASB issued SFAS No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying changes in equity that results from non-owner transactions and events. This statement is effective for fiscal years beginning after December 15, 1997 and will be reflected in the Company's First Quarter Report on Form 10-Q.

In June 1997 the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as the different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. The Company is still assessing the disclosure requirements of SFAS No. 131.

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


     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)  The following documents are filed as part of this report:

     1. The following consolidated financial statements are included in Part II,
        Item 8:

        Consolidated Financial Statements of Petroleum Heat and Power Co., Inc. and Subsidiaries:

        Independent Auditors' Reports

        Consolidated Balance Sheets, December 31, 1996 and 1997

        Consolidated Statements of Operations, years ended
          December 31, 1995, 1996 and 1997

        Consolidated Statements of Changes in Stockholders' Equity
         (Deficiency) years ended December 31, 1995, 1996 and 1997

        Consolidated Statements of Cash Flows, years ended
            December 31, 1995, 1996 and 1997

         Notes to Consolidated Financial Statements


     2. The following financial schedule is submitted herewith:

        Schedule II - Valuation and Qualifying Accounts -
         Years Ended December 31, 1995, 1996 and 1997

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

4.5 -    Certificate of Designation creating a series of preferred stock designated as Cumulative
         Redeemable 1991 Preferred Stock.(3)

4.6 -    Form of Indenture between the Company and Chemical Bank, as trustee, including Form of Debentures.(7)

4.7 -    Certificate of Designation creating a series of Preferred Stock designated as Cumulative
         Redeemable Exchangeable 1993 Preferred stock.(7)

4.8 -    Certificate of Designation, as amended, creating a series of Preferred Stock designated as
         12 7/8% Exchangeable Preferred Stock due 2009. (6)

4.9 -    Registration Rights Agreement, dated as of February 18, 1997, by and between the registrant and Donaldson, Lufkin & Jenrette Securities Corporation. (6)

9.1 -    Shareholders' Agreement dated as of July 1992, among the Company and certain of its stockholders.(2)

10.1-    Fourth Amended and Restated Credit Agreement dated as of September 27, 1996 among the
         Company, certain banks party thereto and Chase Manhattan Bank, as Agent. (8)

10.2-    Pension Plan, of Petroleum Heat and Power Co., Inc. (2)

10.3-    Amendment No. 1 to Pension Plans. (6)

10.4-    Supplemental Executive Retirement Plan of Petroleum Heat and Power Co., Inc.(2)

10.5-    Amendment No. 1 to Supplemental Executive Retirement Plan. (6)

10.6-    Lease dated December 1, 1985 with respect to office and garage located at 3600-3620 19th
         Avenue, Astoria, New York. (3)

10.7-    Lease dated October 26, 1990 with respect to office and garage located at 1 Coffey Street,
         Brooklyn, New York. (2)

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

10.10-   Lease dated December 1, 1990 with respect to garage located at 10 Coffey Street, Brooklyn, New York.(2)

10.11-   Lease dated November 8, 1996 with respect to office located at 467 Creamery Way, Exton, Pennsylvania. (6)

10.12-   Option dated October 18, 1984 granted to Irik P. Sevin to purchase 64,000 shares of common stock of Petroleum Heat and Power Co., Inc.(3)

10.13-   Agreement dated October 22, 1986 relating to purchase of 64,000 shares of Class A Common
         Stock by Irik P. Sevin.(5)

10.14-   Agreement dated December 2, 1986 relating to stock options granted to Irik P. Sevin.(5)

10.15-   Agreements dated December 28, 1987 and March 6, 1989 relating to stock options granted to
         Irik P. Sevin and Malvin P. Sevin.(2)

10.16-   Lease dated June 17, 1993 with respect to office facilities located at 2187 Atlantic Street in Stamford, Connecticut. (7)

10.17-   First Amendment to the Company's 10 1/8% Subordinated Notes Indenture dated as of January
         12, 1994.(7)

10.18-   Employment Agreement dated July 21, 1994 with Thomas Isola.(8)

10.19-   Agreement dated April 4, 1994 relating to stock options granted to Irik P. Sevin.(9)

10.20-   Employment Agreement dated June 2, 1994 with Alex Szabo. (6)

10.21-   Agreement dated December 31, 1995, in the amount of $1,751,468 due December 31, 1999 from
         Irik P. Sevin to the Company. (6)



Exhibit
  No.    Description of Exhibit
-------  ----------------------
10.22-   Lease dated January 25, 1996 with respect to regional office located at 48 Harbor
         Park Drive, Port Washington, New York. (8)

10.23-   Note Purchase Agreement dated as of February 1, 1997 re:  60,000,000 in Senior Notes due October 1, 2002. (6)

10.24-   Third Amendment and Restatements of Purchase Agreements dated as of February 1, 1997 re:  250,000 shares of 1989 Preferred Stock. (6)

10.25-   Sixth Amendment and Restatements of Note Agreement dated as of February 1, 1997 re:  14.10% Senior and Subordinated Notes due January 15, 2001. (6)

10.26-   Consent Number 2 and Second Amendment dated as of October 15, 1997 to the Fourth Amended and Restated Credit
         Agreement, dated as of September 27, 1996, among Petroleum Heat and Power Co., Inc., the several banks and financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for such  Banks. (8)

10.27-   Lease Agreement by and between Capital Distributors Corp. a New York Corporation and Petroleum Heat and Power
         Co., Inc. dated as of February 7, 1997 for 55-60 58th Street, Maspeth, New York 11378. (8)


11.0-    Computation of Per Share Earnings.(10)

21.0-    Subsidiaries of Registrant.(10)

23.1-    Consent of KPMG Peat Marwick LLP (10)

27.0-    Financial Data Schedule (10)

--------------------
(1)  Filed as Exhibits to Registration Statement on Form S-2, File No.
     33-58034.

(2) Filed as Exhibits to Registration Statement on Form S-1, File No. 33-48051, and incorporated herein by reference.

(3) Filed as Exhibits to Registration Statement on Form S-1, File No. 2-99794, and incorporated herein by reference.

(4) Filed as Exhibits to Registration Statement on Form S-1, File No. 2-88526, and incorporated herein by reference.

(5) Filed as Exhibits to Registration Statement on Form S-1, File No. 33-9088, and incorporated herein by reference.

(6) Filed as an Exhibit to the Company's Periodic Annual Report on Form 10-K File No. 1-9358, and incorporated herein by reference.

(7) Filed as Exhibits to the Registration Statement on Form S-2, File No. 33-72354, and incorporated herein by reference.

(8) Filed as an Exhibit to the Company's Periodic Report on Form 10-Q and incorporated herein by reference.

(9) Filed as Exhibits to the Registration Statement on Form S-2, File No.33-57059, and incorporated herein by reference.

(10) Filed herein.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 26, 1998

                                              PETROLEUM HEAT AND POWER CO., INC.
                                               (Registrant)



                                            By: Irik P. Sevin
                                                -------------------------
                                                Irik P. Sevin

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



    Irik P. Sevin            Chairman of the Board           March 26, 1998
--------------------         Chief Executive Officer,
    Irik P. Sevin            Chief Financial and
                             Accounting Officer
                             and Director



    Audrey L. Sevin          Secretary and Director          March 26, 1998
--------------------
    Audrey L. Sevin



   Phillip Ean Cohen         Director                        March 26, 1998
--------------------
   Phillip Ean Cohen



    Paul Biddelman           Director                        March 26, 1998
--------------------
    Paul Biddelman



    Wolfgang Traber          Director                        March 26, 1998
--------------------
    Wolfgang Traber

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements of Petroleum Heat and Power Co.,
  Inc. and Subsidiaries

  Independent Auditors' Report.......................................       F-2

  Consolidated Balance Sheets, December 31, 1996 and 1997............       F-3

  Consolidated Statements of Operations, Years ended
    December 31, 1995, 1996 and 1997.................................       F-4

  Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency), Years ended December 31, 1995, 1996 and 1997.......       F-5

  Consolidated Statements of Cash Flows, Years ended
    December 31, 1995, 1996 and 1997.................................       F-6

  Notes to Consolidated Financial Statements.........................       F-7

Schedule for the years ended December 31, 1995, 1996 and 1997:

  II--Valuation and Qualifying Accounts..............................      F-26

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


The Stockholders and Board of Directors of
Petroleum Heat and Power Co., Inc.:


    We have audited the accompanying consolidated balance sheets of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                       KPMG PEAT MARWICK LLP

Stamford, Connecticut
March 20, 1998

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
ASSETS                                                                                         1996        1997
------                                                                                      ----------  ----------
Current assets:
  Cash....................................................................................  $    3,257  $    2,390
  Restricted cash.........................................................................       3,000        --
  Accounts receivable (net of allowance of $1,088 and $980)...............................      93,362      78,987
  Inventories.............................................................................      22,084      16,285
  Prepaid expenses........................................................................       7,008       6,203
  Notes receivable and other current assets...............................................       1,299       1,259
                                                                                            ----------  ----------
      Total current assets................................................................     130,010     105,124
                                                                                            ----------  ----------

Property, plant and equipment--net........................................................      30,666      30,615

Intangible assets (net of accumulated amortization of $283,486 and $285,850)
  Customer lists..........................................................................      77,778      69,265
  Deferred charges........................................................................      25,718      24,924
                                                                                            ----------  ----------
                                                                                               103,496      94,189
                                                                                            ----------  ----------

Investment in and advances to the Star Gas Partnership....................................      29,907      27,499
Deferred gain on Star Gas Transaction.....................................................     (19,964)    (19,964)
                                                                                            ----------  ----------
                                                                                                 9,943       7,535
                                                                                            ----------  ----------

Cash collateral account...................................................................        --         9,350
Other assets..............................................................................         910       1,033
                                                                                            ----------  ----------
                                                                                            $  275,025  $  247,846
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Liabilities and Stockholders' Equity (Deficiency)
-------------------------------------------------

Current liabilities:
  Working capital borrowings..............................................................  $   22,000  $    3,000
  Current debt............................................................................       3,047       2,391
  Current maturities of redeemable preferred stock........................................       4,167       4,167
  Accounts payable........................................................................      18,988      14,759
  Customer credit balances................................................................      17,468      20,767
  Unearned service contract revenue.......................................................      15,388      15,321
  Accrued expenses and other liabilities..................................................      30,859      32,283
                                                                                            ----------  ----------
      Total current liabilities...........................................................     111,917      92,688
                                                                                            ----------  ----------

Supplemental benefits and other long-term liabilities.....................................       1,584       5,043
Pension plan obligation...................................................................       7,587       5,702
Notes payable and other long-term debt....................................................      16,787      16,507
Senior notes payable......................................................................      34,150      63,100
Subordinated notes payable................................................................     240,400     209,350

Redeemable and exchangeable preferred stock...............................................       8,333      32,489

Common stock redeemable at option of stockholder (124 Class A and 31 Class C shares and 83
  Class A and 21 Class C shares)..........................................................         984         656
Note receivable from stockholder..........................................................        (984)       (656)

Stockholders' equity (deficiency):
  Class A common stock-par value $.10 per share; 40,000 shares authorized, 22,931 and
    23,606 shares issued and outstanding..................................................       2,294       2,361
  Class B common stock-par value $.10 per share; 6,500 shares authorized, 11 and 11
    shares issued and outstanding.........................................................           1           1
  Class C common stock-par value $.10 per share; 5,000 shares authorized, 2,567 and 2,577
    shares issued and outstanding.........................................................         257         258
  Additional paid-in capital..............................................................      78,804      81,358
  Deficit.................................................................................    (221,024)   (256,365)
  Minimum pension liability adjustment....................................................      (6,065)     (4,646)
                                                                                            ----------  ----------
      Total stockholders' equity (deficiency).............................................    (145,733)   (177,033)
                                                                                            ----------  ----------
                                                                                            $  275,025  $  247,846
                                                                                            ----------  ----------
                                                                                            ----------  ----------

         See accompanying notes to consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  609,507  $  608,161  $  548,141
Cost of sales................................................................     387,825     427,388     379,748
                                                                               ----------  ----------  ----------
  Gross profit...............................................................     221,682     180,773     168,393

Selling, general and administrative expenses.................................     128,295     105,601     102,377
Direct delivery expense......................................................      36,634      33,102      30,006
Restructuring charges........................................................        --         1,150       2,850
Corporate identity expenses..................................................        --         2,659       4,136
Pension curtailment expense..................................................        --           557         654
Amortization of customer lists...............................................      20,527      18,611      17,903
Depreciation of plant and equipment..........................................      12,374       6,574       7,204
Amortization of deferred charges.............................................       6,142       4,760       4,639
Provision for supplemental benefits..........................................       1,407         873         565
                                                                               ----------  ----------  ----------
  Operating income (loss)....................................................      16,303       6,886      (1,941)

Other income (expense):
  Interest expense...........................................................     (41,084)    (34,669)    (33,813)
  Interest income............................................................       2,292       2,257       2,145
  Other......................................................................         218       1,842      11,445
                                                                               ----------  ----------  ----------

  Loss before income taxes, equity interest and extraordinary item...........     (22,271)    (23,684)    (22,164)
Income taxes.................................................................         500         500         500
                                                                               ----------  ----------  ----------
  Loss before equity interest and extraordinary item.........................     (22,771)    (24,184)    (22,664)
                                                                               ----------  ----------  ----------

Share of income (loss) of Star Gas Partnership...............................         728       2,283        (235)
                                                                               ----------  ----------  ----------
  Loss before extraordinary item.............................................     (22,043)    (21,901)    (22,899)
                                                                               ----------  ----------  ----------
Extraordinary item-loss on early extinguishment of debt......................      (1,436)     (6,414)       --
                                                                               ----------  ----------  ----------
  Net loss...................................................................  $  (23,479) $  (28,315) $  (22,899)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Preferred Stock dividends....................................................      (3,263)     (2,389)     (4,644)
                                                                               ----------  ----------  ----------
  Net loss applicable to common stock........................................  $  (26,742) $  (30,704) $  (27,543)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------


Basic and Diluted losses per common share before extraordinary item:
  Class A and C Common Stock.................................................  $    (1.00) $    (0.95) $    (1.06)

Extraordinary loss per common share:
  Class A and C Common Stock.................................................       (0.06)      (0.25)       --

Basic and Diluted losses per common share:
  Class A and C Common Stock.................................................  $    (1.06) $    (1.20) $    (1.06)

        See accompanying notes to consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
    Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                  Years Ended December 31, 1995, 1996 and 1997
                                 (In thousands)

                                                                  COMMON STOCK
                                 ------------------------------------------------------------------------------
                                         CLASS A                    CLASS B                    CLASS C
                                 ------------------------  --------------------------  ------------------------  ADDITIONAL
                                   NO. OF                    NO. OF                      NO. OF                    PAID-IN
                                   SHARES       AMOUNT       SHARES        AMOUNT        SHARES       AMOUNT       CAPITAL
                                 -----------  -----------  -----------  -------------  -----------  -----------  -----------
Balance at December 31, 1994...      21,340    $   2,134           21     $       2         2,558    $     256    $  71,036

Net loss.......................
Cash dividends declared and
  paid (See notes 6 and 7).....
Cash dividends payable (See
  notes 6 and 7)...............
Repurchase of Class A Common
  Stock........................      (1,521)        (152)                                                           (13,439)
Class A Common Stock issued....       2,875          288                                                             18,229
Class A Common Stock issued
  under the Dividend
  Reinvestment Plan............          18            2                                                                137
Minimum pension liability
  adj..........................
Other..........................         (59)          (6)          (7)           (1)                                    455
                                 -----------  -----------         ----     --------         -----        -----   -----------
Balance at December 31, 1995...      22,653        2,266           14             1         2,558          256       76,418

Net loss.......................
Cash dividends declared and
  paid (See notes 6 and 7).....
Cash dividends payable (See
  notes 6 and 7)...............
Class A Common Stock issued
  under the Dividend
  Reinvestment Plan............         302           30                                                              2,034
Minimum pension liability
  adj..........................
Other..........................         (24)          (2)          (3)       --                 9            1          352
                                 -----------  -----------         ----     --------         -----        -----   -----------
Balance at December 31, 1996...      22,931        2,294           11             1         2,567          257       78,804

Net loss.......................
Cash dividends declared and
  paid (See notes 6 and 7).....
Cash dividends payable (See
  notes 6 and 7)...............
Class A Common Stock issued
  under the Dividend
  Reinvestment Plan............         691           69                                                              2,331
Minimum pension liability
  adj..........................
Other..........................         (16)          (2)                                                   10            1
                                 -----------  -----------         ----     --------         -----        -----   -----------
Balance at December 31, 1997...      23,606    $   2,361           11     $       1         2,577    $     258    $  81,358
                                 -----------  -----------         ----     --------         -----        -----   -----------
                                 -----------  -----------         ----     --------         -----        -----   -----------

                                               MINIMUM
                                               PENSION
                                              LIABILITY
                                  DEFICIT       ADJ.         TOTAL
                                 ---------  -------------  ---------
Balance at December 31, 1994...  $(132,953)   $  (6,651)   $ (66,176)

Net loss.......................    (23,479)                  (23,479)
Cash dividends declared and
  paid (See notes 6 and 7).....    (14,718)                  (14,718)
Cash dividends payable (See
  notes 6 and 7)...............     (3,822)                   (3,822)
Repurchase of Class A Common
  Stock........................                              (13,591)
Class A Common Stock issued....                               18,517
Class A Common Stock issued
  under the Dividend
  Reinvestment Plan............                                  139
Minimum pension liability
  adj..........................                   1,779        1,779
Other..........................                                  448
                                 ---------  -------------  ---------
Balance at December 31, 1995...   (174,972)      (4,872)    (100,903)

Net loss.......................    (28,315)                  (28,315)
Cash dividends declared and
  paid (See notes 6 and 7).....    (13,880)                  (13,880)
Cash dividends payable (See
  notes 6 and 7)...............     (3,857)                   (3,857)
Class A Common Stock issued
  under the Dividend
  Reinvestment Plan............                                2,064
Minimum pension liability
  adj..........................                  (1,193)      (1,193)
Other..........................                                  351
                                 ---------  -------------  ---------
Balance at December 31, 1996...   (221,024)      (6,065)    (145,733)

Net loss.......................    (22,899)                  (22,899)
Cash dividends declared and
  paid (See notes 6 and 7).....    (10,479)                  (10,479)
Cash dividends payable (See
  notes 6 and 7)...............     (1,963)                   (1,963)
Class A Common Stock issued
  under the Dividend
  Reinvestment Plan............                                2,400
Minimum pension liability
  adj..........................                   1,419        1,419
Other..........................        223                       222
                                 ---------  -------------  ---------
Balance at December 31, 1997...  $(256,365)   $  (4,646)   $(177,033)
                                 ---------  -------------  ---------
                                 ---------  -------------  ---------

          See accompanying notes to consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1995        1996        1997
                                                                                ----------  ----------  ----------
Cash flows from (used in) operating activities:
Net loss......................................................................  $  (23,479) $  (28,315) $  (22,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Amortization of customer lists..............................................      20,527      18,611      17,903
  Depreciation of plant and equipment.........................................      12,374       6,574       7,204
  Amortization of deferred charges............................................       6,142       4,760       4,639
  Share of (income)loss of Star Gas...........................................        (728)     (2,283)        235
  Provision for losses on accounts receivable.................................       1,856       1,882       1,853
  Provision for supplemental benefits.........................................       1,407         873         565
  Loss on early extinguishment of debt........................................       1,436       6,414          --
  Gain on sale of business....................................................        (788)     (1,781)    (11,284)
  Other.......................................................................         544         105        (186)

  Change in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
    Decrease (increase) in accounts receivable................................     (19,285)        117      12,522
    Decrease (increase) in inventory..........................................      (3,391)     (1,671)      5,799
    Decrease (increase) in other current assets...............................        (430)       (575)        845
    Decrease (increase) in other assets.......................................         240         (86)       (123)
    Increase (decrease) in accounts payable...................................       5,872      (3,836)     (4,229)
    Increase (decrease) in customer credit balances...........................      (5,938)     (2,142)      3,299
    Increase (decrease) in unearned service contract revenue..................       1,201        (147)        (67)
    Increase (decrease) in accrued expenses...................................         733      (2,352)      2,568
                                                                                ----------  ----------  ----------
Net cash provided by (used in) operating activities...........................      (1,707)     (3,852)     18,644
                                                                                ----------  ----------  ----------
Cash flows from (used in) investing activities:
  Sale of Star Gas limited partnership interest...............................      51,046          --          --
  Minimum quarterly distributions from Star Gas Partnership...................          --       4,313       5,507
  Acquisitions................................................................     (26,438)    (28,493)    (16,252)
  Capital expenditures........................................................     (11,174)     (6,874)     (6,980)
  Proceeds from sale of business..............................................       1,477       4,073      15,571
  Net proceeds from sales of fixed assets.....................................       1,702         788       1,174
                                                                                ----------  ----------  ----------
    Net cash provided by (used in) investing activities.......................      16,613     (26,193)       (980)
                                                                                ----------  ----------  ----------
Cash flows from (used in) financing activities:
  Net proceeds from Star Gas Corporation debt offering........................      83,687          --          --
  Net proceeds from issuance of common stock..................................      18,656       2,064       2,400
  Net proceeds from issuance of preferred stock...............................          --          --      28,323
  Net proceeds from issuance of subordinated notes............................     120,350          --          --
  Repayment of notes payable..................................................     (80,206)     (1,050)     (1,050)
  Redemption of preferred stock...............................................     (24,133)     (4,167)     (4,167)
  Repurchase of common stock..................................................     (14,150)        (39)         --
  Repurchase of subordinated notes............................................          --     (49,612)     (1,050)
  Credit facility borrowings..................................................      20,000      51,000      16,000
  Credit facility repayments..................................................     (49,100)    (29,000)    (35,000)
  Decrease (increase) in restricted cash......................................      (6,000)      3,000       3,000
  Cash collateral account payment.............................................          --          --      (9,350)
  Cash dividends paid.........................................................     (18,201)    (17,702)    (14,336)
  Other.......................................................................      (2,998)        523      (3,301)
                                                                                ----------  ----------  ----------
    Net cash provided by (used in) financing activities.......................      47,905     (44,983)    (18,531)
                                                                                ----------  ----------  ----------
    Net increase (decrease) in cash...........................................      62,811     (75,028)       (867)
    Cash at beginning of year.................................................      15,474      78,285       3,257
                                                                                ----------  ----------  ----------
    Cash at end of year.......................................................  $   78,285  $    3,257  $    2,390
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
  Interest....................................................................  $   35,122  $   37,007  $   33,879
  Income taxes................................................................       3,255         215         140
Noncash investing and financing activities:
  Issuance of notes payable...................................................       8,000          --          --
  Acquisitions................................................................      (8,000)         --     (26,467)
  Asset conveyance to Star Gas................................................          --          --      26,467
  Star Gas units received pursuant to asset conveyance........................          --          --      (3,467)
  Increase in tax liability from asset conveyance.............................          --          --       3,467

          See accompanying notes to consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc. ("Petro") and its subsidiaries ("the Company"), each of which is wholly owned. The Company currently operates in twenty-five major markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence, and Washington DC serving approximately three hundred and fifty thousand customers in those areas. Credit is granted to substantially all of these customers with no individual account comprising a concentrated credit risk.

    The Company is primarily engaged in the retail distribution of #2 home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates from 23 branches / depots and 18 satellites primarily in the Northeast United States. #2 home heating oil is principally used by the Company's residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for the product. Actual weather conditions can vary substantially from year to year, and accordingly can significantly affect the Company's performance.

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

Inventories

    Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                                                                DECEMBER 31,
                                                            --------------------
                                                              1996       1997
                                                            ---------  ---------
Fuel oil..................................................  $  14,066  $   9,246
Parts and equipment.......................................      8,018      7,039
                                                            ---------  ---------
                                                            $  22,084  $  16,285
                                                            ---------  ---------
                                                            ---------  ---------

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

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising Expenses

    Advertising costs are expensed as they are incurred. Advertising expenses were $2,352, $2,947, and $3,294 for 1995, 1996, and 1997 respectively.

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

Revenue Recognition

    Sales of fuel oil and heating equipment are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from repairs and maintenance service is recognized upon completion of the service. Payments received from customers for heating equipment service contracts are deferred and amortized into income over the terms of the respective service contracts, on a straight line basis, which generally do not exceed one year.

Concentration of Revenue with Guaranteed Maximum Price Customers

    Approximately 25% of the Company's heating oil volume is sold to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these capped-price customers is renegotiated in the Spring of each year in light of then current market conditions. The Company currently enters into forward purchase contracts and futures contracts for a substantial majority of the oil it sells to these capped-price customers in advance and at a fixed cost. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while those customers whose oil was not purchased in advance would be unaffected or higher than expected.

    The Company purchases put options to hedge the risk associated with a decrease in heating oil prices in situations where forward purchase contracts and futures contracts have been entered into to match capped-price customer commitments. Should the market price of heating oil decline below the forward purchase contract or futures contract price, these options would substantially offset the effects of such decline. The cost of acquiring these options is recognized in cost of goods sold over the life of each option agreement.

    In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Future contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner as futures contracts. At December 31, 1996 there were no futures contracts outstanding, and at December 31, 1997 the Company had futures contracts to buy #2 home heating oil with notional amounts totaling $11,925 and futures contracts to sell #2 home heating oil with notional amounts totaling $5,061.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Revenue with Guaranteed Maximum Price Customers--(Continued)

    At December 31, 1996 the Company had put options outstanding with an aggregate notional value of $12,088 to hedge the risk associated with approximately 66% of the 32.9 million gallons of heating oil forward purchase contracts. Additionally, the Company had put options outstanding at December 31, 1997 with an aggregate notional value of $14,438 to hedge the risk associated with approximately 60% of the 33.8 million gallons of heating oil forward purchase contracts and 11.6 million gallons under futures contracts, and expire at various times with no option expiring later than April 1998. The unrealized gains (losses) on these options was not significant at December 31, 1996 and 1997. The carrying amount of these options at December 31, 1996 and 1997 was $258 and $488 respectively, and were included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions. The Company does not expect any losses due to such counterparty default.

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

    Basic and Diluted Earnings (Losses) per Common Share

    The company computes basic and diluted earnings per share in accordance with the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128--"Earnings Per Share". As the impact of converting dilutive securities would be antidilutive, the computation treats such conversions as having no effect and presents basic and diluted earnings per share as the same amount (see note 18).

Accounting Changes

    In February 1997, the FASB issued SFAS No. 128--"Earnings Per Share." SFAS No. 128 requires presentation of "basic" and "diluted" earnings per share for periods ending after December 15, 1997. The Company adopted SFAS No. 128 and had no effect on previously reported earnings (losses) per share.

    In February 1997, the FASB issued SFAS No. 129--"Disclosure of Information about Capital Structure." SFAS No. 129 requires disclosure of all the pertinent rights and privileges of securities outstanding for periods ending after December 15, 1997. The Company adopted SFAS No. 129, which had no effect on previous disclosures.

    In June 1997, the FASB issued SFAS No. 130--"Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying changes in equity that results from non-owner transactions and events. This statement is effective for fiscal years beginning after December 15, 1997 and will be reflected in the Company's First Quarter Report on Form 10-Q.

    In June 1997 the FASB issued SFAS No. 131--"Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as the different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. The Company is still assessing the disclosure requirements of SFAS No. 131.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) STAR GAS INVESTMENT

    In December 1993, the Company acquired an approximate 29.5% equity interest (42.8% voting interest) in Star Gas for $16.0 million in cash. Each of the other investors in Star Gas granted the Company an option, exercisable to December 31, 1998, to purchase such investor's interest in Star Gas. In December 1994, the Company exercised its right to purchase the remaining outstanding common equity of Star Gas by paying $3.8 million in cash and issuing approximately 2.5 million shares ($22.1 million) of the Company's Class A Common Stock. The Company also incurred $0.9 million of acquisition related cost in connection with the Star Gas acquisition. The acquisition was accounted for as a purchase and accordingly the purchase price was allocated to the underlying assets and liabilities based upon the Company's estimate of their respective fair value at the date of acquisition. The fair value of assets acquired was $141.3 million (including $3.3 million in cash) and liabilities and preferred stock was $109.5 million. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was $9.0 million and was being amortized over a period of twenty-five years.

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

    In November 1995, Star Gas organized Star Gas Partners, L.P. a Delaware limited partnership ("Partnership") and Star Gas and the Partnership together organized Star Gas Propane, L.P., a Delaware limited partnership ("Operating Partnership"). In December 1995, Petro transferred substantially all of its propane assets and liabilities to Star Gas, and Star Gas transferred ("Star Gas Conveyance") substantially all of its assets (including the propane assets transferred by Petro) in exchange for a general partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas. The total value of the assets conveyed to the Operating Partnership was $156.5 million. Concurrently with the Star Gas Conveyance, Star Gas issued approximately $85.0 million in First Mortgage Notes to certain institutional investors. In connection with the Star Gas Conveyance, the Operating Partnership assumed $91.5 million of Star Gas liabilities including the $85.0 million of First Mortgage Notes; however, Star Gas retained approximately $83.7 million in cash from the proceeds of the First Mortgage Notes. As a result of the foregoing transactions ("1995 Star Gas Transaction"), Star Gas received a 46.5% equity interest in the Partnership, and Petro received distributions from the public sale of 2.6 million Master Limited Partnership units at $20.46 per share for $51.0 million in cash. In order for the Partnership to begin operations with $6.2 million of working capital, Star Gas and the Operating Partnership agreed that the amount of debt assumed by the Operating Partnership would be adjusted upward or downwards to the extent that the working capital of the Operating Partnership at closing was more or less than $6.2 million. At closing, the net working capital of the Operating Partnership was $9.2 million and as a result, $3.0 million was paid to Petro in January 1996.

    In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million for this transaction because the Company holds subordinate units which do not have a readily ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at December 31, 1997, these funds were no longer restricted at the Star Gas level and had been released to Petro since the quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) STAR GAS INVESTMENT (CONTINUED)

    In October 1997, Star Gas acquired the outstanding stock of an unaffiliated Ohio propane company ("1997 Star Gas Transaction") and in an equal exchange subsequently transferred all of such assets to the Partnership for the assumption of $23 million of debt incurred by Star Gas in connection with this acquisition, a 0.00027% general partnership interest in the Partnership along with 148 Partnership common units, and the assumption by Star Gas of approximately $3.5 million of future income tax liabilities resulting from this asset conveyance. Subsequently in December 1997, the Company sold 24 common units and in January 1998 sold 63 common units.

    As a result of the 1997 Star Gas Transaction, at December 31, 1997 the Company had a 41.66% equity interest in the Partnership, which was reduced to 40.66% after the January 1998 sale of common units, which is being accounted for by the equity method. Additionally, the Partnership's secondary public offering in December 1997 resulted in a difference of $2.4 million between the Company's carrying value of its investment in the Partnership and its ownership percentage of the underlying net assets of the Partnership, which is being amortized to income over twenty-five years.

(3) PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                                 DECEMBER
                                           --------------------           ESTIMATED
                                             1996       1997            USEFUL LIVES
                                           ---------  ---------  ---------------------------
Land.....................................  $   2,049  $   2,088
Buildings................................      6,030      5,641                  20-45 years
Fleet and other equipment................     38,480     38,065                    3-7 years
Tanks and equipment......................      1,438      1,460                   8-30 years
Furniture and fixtures...................     18,436     18,678                    5-7 years
Leasehold improvements...................      5,820      7,465               Term of leases
                                           ---------  ---------
                                              72,253     73,397
Less accumulated depreciation                 41,587     42,782
                                           ---------  ---------
                                           $  30,666  $  30,615
                                           ---------  ---------
                                           ---------  ---------

(4) NOTES PAYABLE AND OTHER LONG-TERM DEBT

    Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:

                                                                                                       DECEMBER 31,
                                                                                                   --------------------
                                                                                                     1996       1997
                                                                                                   ---------  ---------
Notes payable to banks under credit facility (a).................................................  $  22,000  $   3,000
Notes payable in connection with the purchase of fuel oil dealers and other notes payable, due in monthly, quarterly and annual installments with interest at various rates ranging from 8% to
  10% per annum, maturing at various dates through the year 2004.................................     17,734     16,798
                                                                                                   ---------  ---------
                                                                                                      39,734     19,798
Less current maturities, including working capital borrowings....................................     22,947      3,291
                                                                                                   ---------  ---------
                                                                                                   $  16,787  $  16,507
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

----------------------------------
a) Pursuant to a Credit Agreement, dated October 15, 1997 as restated and amended (Credit Agreement), the Company may borrow up to $47.0 million under a working capital revolving credit facility with a sublimit under a borrowing base established each month. Amounts borrowed under the working capital revolving credit facility are subject to a 60 day clean-up requirement during the period April 1 to September 30 of each year, and this portion of the Credit Agreement expires on June 30, 1998. The Company expects to renew or replace this working capital revolving credit facility prior to June 30, 1998. The Company pays a facility fee of 0.375% on the unused portion of this facility. At December 31, 1997, $3.0 million was outstanding under the working capital revolving credit facility.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) NOTES PAYABLE AND OTHER LONG-TERM DEBT (CONTINUED)

a)--(Continued)

    The Credit Agreement also includes a $16.8 million acquisition letter of credit facility all of which has been used to support notes given to certain sellers of heating oil companies. The Credit Agreement provides that on or prior to June 30, 1998, repayments and/or sinking fund deposits equal to two-thirds of the initial facility outstanding at September 30, 1996 would be payable with the final payment due June 30, 1999. In October 1997, in connection with the Company's sale of its Hartford, Connecticut branch $9.4 million of the proceeds from the sale were set aside to fulfill the June 1998 cash collateral requirement, and the working capital portion of the Credit Agreement was reduced from $60.0 million to $47.0 million.

    Interest under the Credit Agreement is payable monthly on the working capital revolving credit facility and is based upon a floating rate selected by the Company of either the Eurodollar Rate or the Alternate Base Rate, plus 0 to 75 basis points on Alternate Base Rate Loans and 125 to 200 basis points on Eurodollar Loans, based upon the ratio of Consolidated Operating Profit to Interest Expense (as defined in the Credit Agreement). Eurodollar Rate means the prevailing rate in the interbank Eurodollar market adjusted for reserve requirements. Alternate Base Rate means the greater of (i) the prime or base rate of The Chase Manhattan Bank in effect or (ii) the Federal funds rate in effect plus 1/2 of 1%. The weighted average rate for 1996 and 1997 was 8.48% and 7.75% respectively.

    The fees for the Credit Agreement acquisition letters of credit range from 175 to 250 basis points based upon the same ratio as that used for the working capital revolving credit facility. To the extent that the letters of credit are cash collateralized the fee is reduced to 25 basis points.

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

    As collateral for the Credit Agreement, the Company granted to the lenders a security interest in the inventories, receivables, and customer lists, trademarks and trade names which are carried on the December 31, 1997 Consolidated Balance Sheet at $16.3 million, $79.0 million, and $69.3 million respectively.

    Aggregate annual maturities including working capital borrowings, but excluding the June 1998 acquisition letter of credit facility cash collateral requirement which was satisfied by the $9.4 million October 1997 cash collateral account payment, are as follows as of December 31, 1997:

YEARS ENDING
DECEMBER 31,
------------
1998........  $   3,291
1999........  $   8,126
2000........      8,141
2001........         60
2002........         60
Thereafter..        120
              ---------
              $  19,798
              ---------
              ---------

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) SENIOR AND SUBORDINATED NOTES PAYABLE

    Senior and Subordinated notes payable at the dates indicated, consisted of:

                                                                                                                   DECEMBER 31,
                                                                                                               --------------------
                                                                                                                 1996       1997
                                                                                                               ---------  ---------
11.85%, 12.17% and 12.18% Senior Notes (a)...................................................................  $  60,000  $  60,000
14.10% Subordinated and Senior Notes (b).....................................................................     10,400      8,300
10 1/8% Subordinated Notes (c)...............................................................................     50,000     50,000
9 3/8% Subordinated Debentures (d)...........................................................................     75,000     75,000
12 1/4% Subordinated Debentures (e)..........................................................................     81,250     81,250
                                                                                                               ---------  ---------
Total Senior and Subordinated Notes Payable..................................................................    276,650    274,550
  Less short-term Subordinated Notes (b).....................................................................      1,050      1,050
  Less short-term Senior Notes (b)...........................................................................      1,050      1,050
  Less long-term Senior Notes (a)(b).........................................................................     34,150     63,100
                                                                                                               ---------  ---------
Total long-term Subordinated Notes Payable...................................................................  $ 240,400  $ 209,350
                                                                                                               ---------  ---------
                                                                                                               ---------  ---------

----------------------------------
(a) On September 1, 1988, the Company authorized the issuance of $60.0 million of Subordinated Notes originally due October 1, 1998 bearing interest payable semiannually at an average rate of 11.96% ("11.96% Notes"). In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 5d) $30.0 million of the 11.96% Notes became ranked as senior debt. In February 1997 the Company entered into agreements ("Private Debt Modification") to among other things, exchange $30.0 million of the 11.96% Notes then ranked as subordinated debt for senior debt, and to extend the maturity date of the 11.96% Notes from October 1, 1998 to October 1, 2002 with $15.0 million sinking fund payments due on October 1, 2000 and October 1, 2001 and the remaining $30.0 million balance due on October 1, 2002. The Company paid approximately $1.1 million in fees and expenses to obtain such modifications. In addition, effective October 1, 1998, the interest on these notes will be lowered to 10.9%. All such notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined.

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

(d) On February 3, 1994, the Company issued $75.0 million of 9 3/8% Subordinated Debentures due February 1, 2006 which are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 1999 upon payment of a premium rate as defined. Interest is payable semiannually. In connection with the offering of its 9 3/8% Subordinated Debentures, the Company received consents of the holders of a majority of each class of subordinated debt and redeemable preferred stock (see note 7) to certain amendments to the respective agreements. In consideration for the consents, the Company paid holders of certain subordinated debt a cash payment of $0.6 million and caused approximately $42.6 million of the subordinated debt at December 31, 1994 to be ranked as senior debt. In addition, the Company agreed to increase dividends on the redeemable preferred stock by $2.00 per share per annum. The Company also paid approximately $1.5 million in fees and expenses to obtain such consents.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(5) SENIOR AND SUBORDINATED NOTES PAYABLE (CONTINUED)

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

    Expenses connected with the above outstanding offerings, and amendments thereto, amounted to approximately $15.8 million, which includes $1.2 million paid in debt consents permitting the Star Gas MLP Offering (see note 2). At December 31, 1996 and 1997, the unamortized balances relating to notes still outstanding amounted to approximately $8.7 million and $8.4 million respectively, and such balances are included in Deferred Charges and Pension Costs on the Consolidated Balance Sheet.

    Aggregate annual maturities including sinking fund payments at December 31, 1997 are as follows:

YEARS ENDED
DECEMBER 31,
------------
1998........  $   2,100
1999........      2,100
2000........     17,100
2001........     17,000
2002........     30,000
Thereafter..    206,250
              ---------
              $ 274,550
              ---------
              ---------

    Total accrued interest on notes payable, and senior and subordinated notes which were included in accrued expenses and other liabilities were $10,730 and $10,664 at December 31, 1996 and 1997 respectively.

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

    The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:

                                                                                                        YEARS ENDED DECEMBER
                                                                                                                31,
                                                                                                        --------------------
                                                                                                          1995       1996
                                                                                                        ---------  ---------
Cash dividends declared
  Class A.............................................................................................  $  13,716  $  13,789
  Class C.............................................................................................      1,559      1,559
Cash dividends declared per share
  Class A.............................................................................................  $     .60  $     .60
  Class C.............................................................................................        .60        .60


                                                                                                          1997
                                                                                                        ---------
Cash dividends declared
  Class A.............................................................................................  $   7,019
  Class C.............................................................................................        779
Cash dividends declared per share
  Class A.............................................................................................  $     .30
  Class C.............................................................................................        .30

    Under the Company's most restrictive dividend limitation imposed by certain debt covenants, $26.1 million was available at December 31, 1997 for the payment of dividends on all classes of Capital Stock. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter, and by the new issuance of capital stock. On February 24, 1998, the Company announced the suspension of cash dividends.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(6) COMMON STOCK AND COMMON STOCK DIVIDENDS (CONTINUED)

    On February 3, 1995, the Company issued 2,875 shares of Class A Common Stock in a public offering in connection with the issuance of $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005 and used a portion of the proceeds to retire 1,521 shares of Class A Common Stock which shares were issued to a third party in the Star Gas Acquisition (see note 5e).

    On October 1, 1995 the Company began offering a Dividend Reinvestment and Stock Purchase Plan which provides holders of the Company's Class A Common Stock and Class C Common Stock a vehicle to reinvest their dividends and purchase additional shares of Class A Common Stock at a 5% discount from the current market price without incurring any fees. In addition, optional cash deposits receive a 3% discount from the market price. Pursuant to the plan offering, 18, 302, and 691 additional Class A Common Shares were issued in 1995, 1996, and 1997 respectively.

(7) REDEEMABLE AND EXCHANGEABLE PREFERRED STOCK

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

    On August 1 of each year, one-sixth of the number of originally issued shares of each series of Redeemable Preferred shares outstanding, less the number of shares of such series previously exchanged for 1999 Notes, are to be redeemed, with the final redemption occurring on August 1, 1999. The redemption price is one hundred dollars per share plus all accrued and unpaid dividends to such August 1. As of December 31, 1996 and 1997, 125 shares and 83 shares respectively were outstanding of which 42 shares were reflected as current.

    In February 1997 the Company issued one million two hundred thousand shares of its 12 7/8% Exchangeable Preferred Stock (Exchangeable Preferred Stock) due February 15, 2009, par value $0.10 per share, at a price of twenty-five dollars per share. The Company incurred $1,678 of offering costs in connection with this preferred stock issuance. Dividends are payable on these shares on February 15, May 15, August 15 and November 15 of each year. The liquidation preference on the Exchangeable Preferred Stock is twenty-five dollars per share, and they are redeemable at the option of the Company in whole or in part, at any time on or after February 15, 2002 upon payment of a premium rate as defined. Subject to certain conditions the Company may also issue an additional eight hundred thousand shares of Exchangeable Preferred Stock. Also, on any scheduled dividend payment date on or after February 15, 2000 at the Company's option these Exchangeable Preferred Stock may be exchanged into 12 7/8% Junior Subordinated Exchange Debentures due 2009. At December 31, 1997 $30.0 million of Exchangeable Preferred Stock was outstanding.

    Preferred dividends of $3,263, $2,389, and $4,644 were declared on all classes of preferred stock in 1995, 1996, and 1997 respectively.

    Aggregate annual maturities of Redeemable Preferred Stock and Exchangeable Preferred Stock are as follows as of December 31, 1997:

YEARS ENDED
DECEMBER 31
------------
1998........  $   4,167
1999........      4,167
2000........     --
2001........     --
2002........     --
Thereafter..     30,000
              ---------
              $  38,334
              ---------
              ---------

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) PENSION PLANS

    Effective December 31, 1996 the Company consolidated all of its defined contribution pension plans and froze the benefits for nonunion personnel covered under defined benefit pension plans. In the third quarter of 1997 the Company froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. In freezing the defined benefit pension plans and the New York City union defined benefit pension plan the Company incurred $557 and $654 in 1996 and 1997 respectively, for pension curtailment expenses relating to the amortization of certain previously unrecognized pension costs.

    The defined benefit and defined contribution plans covered substantially all of the Company's nonunion employees. Benefits under the frozen defined benefit plans were generally based on years of service and each employee's compensation. Benefits under the consolidated defined contribution plan are based on an employees compensation. Pension expense under all non-union plans for the years ended December 31, 1995, 1996 and 1997 was $4,378, $4,350 and $4,036
respectively, net of amortization of the pension obligation acquired.

    The following table sets forth the defined benefit plans' funded status, all of which are underfunded, and amounts recognized in the Company's balance sheets at the indicated dates:

                                                                                                     1996       1997
                                                                                                   ---------  ---------
Actuarial present value of benefit obligations:
Accumulated benefit obligations, including vested benefits of $28,731 and $28,910................  $  29,323  $  29,258
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------
Projected benefit obligation.....................................................................  $ (29,323) $ (29,258)
Plan assets at fair value (primarily listed stocks and bonds)....................................     20,367     22,292
                                                                                                   ---------  ---------
Projected benefit obligation in excess of plan assets............................................     (8,956)    (6,966)
Unrecognized net loss from past experience different from the assumed and effects of changes in
  assumptions....................................................................................      6,053      5,609
Unrecognized net transitional obligation.........................................................        (65)       (52)
Unrecognized prior service cost due to plan amendments...........................................        453     --
Additional liability.............................................................................     (6,441)    (5,557)
                                                                                                   ---------  ---------
Accrued pension cost for defined benefit plans...................................................  $  (8,956) $  (6,966)
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

    Net pension cost for defined benefit plans for the periods indicated included the following components:

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                               1995       1996       1997
                                                                                             ---------  ---------  ---------
Service cost-benefits earned during the period.............................................  $   1,459  $   1,630  $     116
Interest cost on projected benefit obligation..............................................      2,032      1,974      1,895
Actual return on assets....................................................................     (3,116)    (2,058)    (2,780)
Net amortization and deferral of losses....................................................      2,517      1,299      1,492
                                                                                             ---------  ---------  ---------
    Net periodic pension cost for defined benefit plans....................................      2,892      2,845        723
                                                                                             ---------  ---------  ---------
Curtailment loss...........................................................................     --            557        654
                                                                                             ---------  ---------  ---------
    Total cost.............................................................................  $   2,892  $   3,402  $   1,377
                                                                                             ---------  ---------  ---------
                                                                                             ---------  ---------  ---------
Assumptions used in the pension calculations were:
Discount rate..............................................................................        7.0%       6.5%       6.5%
Rates of increase in compensation levels...................................................        4.0%       4.0%       4.0%
Expected long-term rate of return on assets................................................        8.5%       8.5%       8.5%

    In addition, the Company made contributions to union-administered pension plans during the years ended December 31, 1995, 1996 and 1997 of $3,148, $2,996 and $2,508 respectively.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(8) PENSION PLANS (CONTINUED)

    The Company recorded an additional minimum pension liability for underfunded plans of $4,594 as of December 31, 1997, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of stockholders' equity of $4,646 as of December 31, 1997.

    In connection with the purchase of shares of a predecessor company as of January 1, 1979 by a majority of the Company's present holders of Class C Common Stock, the Company assumed a pension liability in the aggregate amount of $1,512 as adjusted, representing the excess of the actuarially computed present value of accumulated vested plan benefits over the net assets available for such benefits. Such liability, which amounted to $1,108 and $1,134 at December 31, 1997 and 1996 is being amortized over 40 years and is included in supplemental benefits and other long-term liabilities at those dates.

    Under a 1992 supplemental benefit agreement, Malvin P. Sevin, the Company's then Chairman and Co-Chief Executive Officer, was entitled to receive $25 per month for a period of one hundred twenty months following his retirement. In the event of his death, his designated beneficiary is entitled to receive such benefit. Mr. Sevin passed away in December 1992, prior to his retirement. The amounts accrued for such benefit payable net of payments made at December 31, 1996 and 1997 were $1,387 and $1,204 respectively and are included in supplemental benefits and other long-term liabilities on the balance sheets at those dates.

(9) LEASES

    The Company leases office space and other equipment under noncancelable operating leases which expire at various times through 2017. Certain of the real property leases contain renewal options and require the Company to pay property taxes.

    The future minimum rental commitments at December 31, 1997 for all operating leases having an initial or remaining noncancelable term of one year or more are as follows:

YEARS ENDING   OPERATING
  DECEMBER      LEASES
------------  -----------
1998........   $   4,375
1999........       3,890
2000........       3,357
2001........       2,973
2002........       3,001
Thereafter..      19,892
              -----------
               $  37,488
              -----------
              -----------

    Rental expense under operating leases for the years ended December 31, 1995, 1996 and 1997 was $7,624, $6,461 and $7,475 respectively.

(10) INCOME TAXES

    Income tax expense was comprised of the following for the indicated periods:

                                                                        YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------
                                                                     1995         1996         1997
                                                                     -----        -----        -----
Current:
Federal.........................................................   $  --        $  --        $  --
State...........................................................         500          500          500
                                                                       -----        -----        -----
                                                                   $     500    $     500    $     500
                                                                       -----        -----        -----
                                                                       -----        -----        -----

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)

    The sources of deferred income tax expense (benefit) and the tax effects of each were as follows:

                                                                                                          YEARS ENDED DECEMBER
                                                                                                                  31,
                                                                                                          --------------------
                                                                                                            1995       1996
                                                                                                          ---------  ---------
Excess of book over tax (tax over book) depreciation....................................................  $   1,624  $     (81)
Excess of book over tax amortization expense............................................................     (1,139)    (2,051)
Excess of book over tax vacation expense................................................................        (75)      (180)
Excess of book over tax restructuring expense...........................................................     --           (206)
(Excess of book over tax) tax over book bad debt expense................................................         44        (41)
(Excess of book over tax) tax over book supplemental benefit expense....................................        (14)       (14)
Equity in income (loss) of Star Gas.....................................................................       (187)     2,597
Other, net..............................................................................................        (40)      (228)
Recognition of tax benefit of net operating loss to the extent of current and previous recognized
  temporary differences.................................................................................     (7,843)    (9,114)
Change in valuation allowance...........................................................................      7,630      9,318
                                                                                                          ---------  ---------
                                                                                                          $       -  $  --
                                                                                                          ---------  ---------
                                                                                                          ---------  ---------


                                                                                                            1997
                                                                                                          ---------
Excess of book over tax (tax over book) depreciation....................................................  $    (227)
Excess of book over tax amortization expense............................................................     (2,490)
Excess of book over tax vacation expense................................................................       (107)
Excess of book over tax restructuring expense...........................................................       (618)
(Excess of book over tax) tax over book bad debt expense................................................         37
(Excess of book over tax) tax over book supplemental benefit expense....................................         14
Equity in income (loss) of Star Gas.....................................................................      1,037
Other, net..............................................................................................          5
Recognition of tax benefit of net operating loss to the extent of current and previous recognized
  temporary differences.................................................................................     (4,491)
Change in valuation allowance...........................................................................      6,840
                                                                                                          ---------
                                                                                                          $  --
                                                                                                          ---------
                                                                                                          ---------

    The components of the net deferred tax assets and the related valuation allowance for 1996 and 1997 using current rates were as follows:

                                                                                                   YEARS ENDED DECEMBER
                                                                                                           31,
                                                                                                   --------------------
                                                                                                     1996       1997
                                                                                                   ---------  ---------
Net operating loss carryforwards.................................................................  $  35,199  $  39,690
Excess of tax over book depreciation.............................................................     (5,041)    (4,814)
Excess of book over tax amortization.............................................................      3,624      6,114
Excess of book over tax vacation expense.........................................................      1,493      1,600
Excess of book over tax restructuring expense....................................................        206        824
Excess of book over tax supplemental benefit expense.............................................        680        666
Excess of book over tax bad debt expense.........................................................        370        333
Equity in loss (income) of Star Gas..............................................................     (1,738)    (2,775)
Other, net.......................................................................................        365        360
                                                                                                   ---------  ---------
                                                                                                      35,158     41,998
Valuation allowance..............................................................................    (35,158)   (41,998)
                                                                                                   ---------  ---------
                                                                                                   $       -  $  --
                                                                                                   ---------  ---------
                                                                                                   ---------  ---------

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

    At December 31, 1997, the Company had the following income tax loss carryforwards for Federal Income Tax reporting purposes:

 EXPIRATION
    DATE
-------------
2005.........  $  26,651
2006.........     15,012
2007.........      1,367
2008.........      8,400
2009.........      1,662
2010.........     23,356
2011.........     26,554
2012.........     13,734
               ---------
               $ 116,736
               ---------
               ---------

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(11) RELATED PARTY TRANSACTIONS

    The Company leased two buildings for a total of $435 from certain related parties under lease agreements that were established by an independent fair market rental evaluation. In the fourth quarter of 1997 one of the facilities was sold to an independent party who continued to rent the property under the same terms to the Company, while the other was sold and the lease terminated as part of the 1997 New York Region consolidation.

    In October 1986, Irik P. Sevin purchased one hundred sixty-one thousand shares of Class A Common Stock and forty thousand shares of Class C Common Stock of the Company for $1,280 (which was the fair market value as established by the Pricing Committee pursuant to the Stockholders' Agreement). The purchase price was financed by a note due December 31, 1999. The note requires annual payments of interest and principal, payable in cash or Class A Common Stock of the Company, until complete satisfaction. In accordance with the note repayment schedule and the criteria for stock payment valuation, Mr. Sevin surrendered fifty-nine thousand Class A Common Shares representing $439 of value, sixty-one thousand Class A Common Shares representing $411 of value, and sixty-two thousand Class A Common Shares representing $392 of value in December 1995, 1996 and 1997 respectively. The criteria agreed upon for valuing stock payment for this transaction is the average market price ten days prior to payment or $6.3479 per share, whichever is greater. The outstanding balance of the note was $1,312, $984, and $656 at December 31, 1995, 1996, and 1997 respectively.
Interest accrues on the outstanding balance of the note at the LIBOR rate in effect for each month plus 0.75%. Mr. Sevin has entered into an agreement with the Company that he will not sell or otherwise transfer to a third party any of the shares of Class A Common Stock or Class C Common Stock received pursuant to this transaction until the note has been paid in full.

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

(12) RESTRUCTURING CHARGES

    Late in 1995 the Company completed a study engaged with a leading consulting firm to help provide a structure for superior customer service, a brand image, and reduced operating costs. Over the last few years the Company has dedicated a large amount of effort toward defining the best organizational structure, and has implemented various initiatives toward achieving this objective.

    As part of the initial implementation of this program, Petro undertook certain business improvement strategies in its Long Island, New York region. These steps included the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center consolidated accounting, credit, customer service and the sales function into a single new facility in Port Washington, Long Island. All external communications and marketing previously undertaken in the five branches were centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories. The Company incurred $1.2 million in restructuring expenses in 1996, for costs associated with the initial implementation of the restructuring program.

    In 1997 the Company continued with its restructuring program and combined its three New York City branches into one new central depot that specialized in delivery, installation, maintenance, and service functions, and like the Long Island depots, be supported by the Port Washington facility. The Company also proceeded with its commitment to define the best possible organizational structure, by restructuring select branch and corporate responsibilities to eliminate redundant functions and locate responsibilities where they can best serve customers and the Company. Toward achieving these strategic intentions the Company incurred $2.9 million in restructuring expenses in 1997, which comprised of $2.0 million in termination benefit arrangements with certain branch and corporate employees and $0.9 million for continuing lease obligations for unused, non-cancelable, non-strategic facilities. The total unpaid amounts included in accrued expenses and other liabilities are $605 and $2,421 respectively at December 31, 1996 and 1997.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


(13) STOCK OPTIONS

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

    Had compensation cost for this plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share for 1996 and 1997 would have been increased by approximately forty-four thousand dollars, or $0.0017 per share, and nineteen thousand dollars, or $0.0007 per share respectively. All options were granted at an amount equal to the quoted market price of the Company's stock at the date of the grants and vest at various times with no vesting period exceeding five years. The costs charged against income for options granted are based on the following assumptions calculated on a straight line basis over the vesting period of the grants. The average fair value of the options granted during 1996 was $0.76 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 9.41%, volatility of 27%, risk-free interest rate of 6.26%, assumed forfeiture rate of 0%, and an average expected life of 8.19 years. The average fair value of the options granted during 1997 was $0.21 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 12.97%, volatility of 35%, risk-free interest rate of 6.19%, assumed forfeiture rate of 0%, and an average expected life of 10 years.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

(13) STOCK OPTIONS (CONTINUED)


    Information relating to stock options during 1995, 1996 and 1997 are summarized as follows:

                                                                 NUMBER OF SHARES    WEIGHTED-AVERAGE
                                                   RANGE OF      -----------------     OPTION PRICE
                                               EXERCISE PRICES   CLASS A   CLASS C      PER SHARE        TOTAL
                                               ----------------  -------   -------   ----------------   -------
Shares under option at December 31, 1994.....  $4.10 to $11.25    1,343      103          $7.64         $11,047
Granted......................................  $8.00 to $8.00        50     --             8.00             400
Exercised....................................         --           --       --           --               --
Expired......................................         --           --       --           --               --
                                               ----------------  -------   -------        -----         -------
Shares under option at December 31, 1995.....  $4.10 to $11.25    1,393      103           7.66          11,447
Granted......................................  $6.87 to $7.38       132     --             7.21             955
Exercised....................................         --           --       --           --               --
Expired......................................  $7.50 to $7.50        24        6           7.50             225
                                               ----------------  -------   -------        -----         -------
Shares under option at December 31, 1996.....  $4.10 to $11.25    1,501       97           7.62          12,177
Granted......................................  $3.13 to $3.13        15     --             3.13              47
Exercised....................................         --           --       --           --               --
Expired......................................  $4.10 to $8.77     1,097       79           7.16           8,410
                                               ----------------  -------   -------        -----         -------
Shares under option at December 31, 1997.....  $3.13 to $11.25      419       18          $8.72         $ 3,814
                                               ----------------  -------   -------        -----         -------
                                               ----------------  -------   -------        -----         -------
Shares exercisable from......................  $6.88 to $8.50       209     --            $8.02         $ 1,673
Shares exercisable from......................  $11.00 to $11.25     117       18          11.17           1,508
                                               ----------------  -------   -------        -----         -------
Total shares exercisable at December 31,
  1997.......................................  $6.88 to $11.25      326       18          $9.26         $ 3,181
                                               ----------------  -------   -------        -----         -------
                                               ----------------  -------   -------        -----         -------

    The weighted average life of the shares exercisable from $6.88 to $8.50 is
4.9 years, and the weighted average life of the shares exercisable from $11.00 to $11.25 is 1.9 years.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

(14) ACQUISITIONS

    During 1995, the Company acquired the customer lists and equipment of ten unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $34,400.

    During 1996, the Company acquired the customer lists and equipment of thirteen unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $28,500.

    In June 1996, the Company sold its Springfield Massachusetts operations to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $4,100 and realized a gain on this transaction of approximately $1,800.

    During 1997, the Company acquired the customer lists and equipment of eleven unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $16,300.

    In November 1997, the Company sold its Hartford Connecticut operation to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $15,600 and recognized a gain on this transaction of approximately $11,400.

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

    Unaudited pro forma data giving effect to the purchased and disposed businesses, and to the acquisition of Star Gas Corporation, as described in Note 2, as if they had been acquired on January 1 of the year preceding the year of purchase and disposal, with adjustments, primarily for amortization of intangibles are as follows:

                                                                                  1995        1996        1997
                                                                               ----------  ----------  ----------
Net sales....................................................................  $  657,703  $  607,240  $  538,988
Loss before extraordinary item...............................................  $  (20,889) $  (23,029) $  (22,397)
Net loss.....................................................................  $  (22,325) $  (29,443) $  (22,397)
Preferred stock dividends....................................................      (3,263)     (2,389)     (4,644)
                                                                               ----------  ----------  ----------
Net loss applicable to common stockholders (Numerator).......................  $  (25,588) $  (31,832) $  (27,041)
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Class A Common Stock.........................................................      22,711      22,983      23,441
Class B Common Stock.........................................................          15          12          11
Class C Common Stock.........................................................       2,598       2,598       2,598
                                                                               ----------  ----------  ----------
Weighted average number of shares outstanding (Denominator)..................      25,324      25,593      26,050
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic and Diluted losses per common share before extraordinary item:
Class A and C Common Stock...................................................  $    (0.95) $    (0.99) $    (1.04)
Extraordinary loss per common share:
Class A and C Common Stock...................................................  $    (0.06) $    (0.25) $   --
Basic and Diluted losses per common share:
Class A and C Common Stock...................................................  $    (1.01) $    (1.24) $    (1.04)

(15) LITIGATION

    The Company is not party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Company.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

    The estimated fair value of the Company's financial instruments are summarized as follows:

                                                                       AT DECEMBER 31, 1996    AT DECEMBER 31, 1997
                                                                      ----------------------  ----------------------
                                                                      CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                                       AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                                      ---------  -----------  ---------  -----------
Long-term debt......................................................  $  17,734   $  17,333   $  16,798   $  15,853
Subordinated notes payable..........................................    241,450     251,940     210,400     197,883
Senior notes payable................................................     35,200      36,965      64,150      64,343
Preferred stock.....................................................     12,500      13,700      36,656      39,722

LIMITATIONS

    Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(17) SEGMENT INFORMATION

    From December 8, 1994 to December 19, 1995 the operations, assets and liabilities of Star Gas Corporation ("Star Gas"), a wholly owned subsidiary, were included in the consolidated financial statements of the Company. Accordingly, during this period the Company's operations were classified into two business segments: Home Heating Oil and Propane. However, as a result of the Star Gas Master Limited Partnership transaction in December 1995 involving the conveyance of the Company's propane operations to Star Gas Propane, L.P., a minority owned entity, for the twelve months ended December 31, 1996 and 1997 the Company had no propane revenues or expenses.

                                  YEAR ENDED DECEMBER 31, 1995      YEAR ENDED DECEMBER 31, 1996
                                --------------------------------   ------------------------------
                                  HOME                               HOME
                                HEATING      *                     HEATING    **
                                  OIL     PROPANE   CONSOLIDATED     OIL     PROP.   CONSOLIDATED
                                --------  --------  ------------   --------  -----   ------------
Net sales.....................  $509,122  $100,385    $609,507     $608,161   $--      $608,161
Gross profit..................   167,447    54,235     221,682      180,773    --       180,773
Operating expenses............   125,859    39,070     164,929      143,069    --       143,069
Depreciation & amortization...    30,863     9,587      40,450       30,818    --        30,818
Operating income (loss).......    10,725     5,578      16,303        6,886    --         6,886
Assets........................   357,241     --        357,241      275,025    --       275,025
Capital expenditures..........  $  3,946  $  7,228    $ 11,174     $  6,874   $--      $  6,874

                                 YEAR ENDED DECEMBER 31, 1997
                                ------------------------------
                                  HOME
                                HEATING    ***
                                  OIL     PROP.   CONSOLIDATED
                                --------  -----   ------------
Net sales.....................  $548,141   $--      $548,141
Gross profit..................   168,393    --       168,393
Operating expenses............   140,023    --       140,023
Depreciation & amortization...    30,311    --        30,311
Operating income (loss).......    (1,941)   --        (1,941)
Assets........................   247,846    --       247,846
Capital expenditures..........  $  6,980   $--      $  6,980

------------------------

* In 1995 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $0.7 million representing the Company's share of income of Star Gas Partners, L.P.

** In 1996 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $2.3 million representing the Company's share of income of Star Gas Partners, L.P.

*** In 1997 the Propane segment had an equity loss, which is presented in the Statement of Operations as non-operating loss, of approximately $0.2 million representing the Company's share of loss of Star Gas Partners, L.P.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(18) EARNINGS PER SHARE

                                                                                           DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1995        1996        1997
                                                                                ----------  ----------  ----------
Basic Earnings Per Share:
Net loss......................................................................  $  (23,479) $  (28,315) $  (22,899)
Less:Preferred stock dividends................................................      (3,263)     (2,389)     (4,644)
                                                                                ----------  ----------  ----------
  Loss available to common stockholders (Numerator)...........................  $  (26,742) $  (30,704) $  (27,543)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Class A Common Stock..........................................................      22,711      22,983      23,441
Class B Common Stock..........................................................          15          12          11
Class C Common Stock                                                                 2,598       2,598       2,598
  Weighted average number of shares outstanding (Denominator).................      25,324      25,593      26,050
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic losses per share........................................................  $    (1.06) $    (1.20) $    (1.06)

Diluted Earnings Per Share:
Effect of dilutive securities.................................................  $   --      $   --      $   --
                                                                                ----------  ----------  ----------
Loss available to common stockholders (Numerator).............................  $  (26,742) $  (30,704) $  (27,543)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Effect of dilutive securities.................................................      --          --          --
                                                                                ----------  ----------  ----------
Weighted average number of shares outstanding (Denominator)...................      25,324      25,593      26,050
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Diluted losses per share......................................................  $    (1.06) $    (1.20) $    (1.06)
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Certain potentially dilutive securities issued (i.e. options) are not considered in the above calculation due to the fact that they would be anti-dilutive.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(19) SELECTED QUARTERLY FINANCIAL DATA--(UNAUDITED)

    The seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its volume of home heating oil in the first quarter and 30% of its volume of home heating oil in the fourth quarter of each year. The Company generally realizes net income in both of these quarters and net losses during the warmer quarters ending June and September.

                                                                           THREE MONTHS ENDED
                                                       ----------------------------------------------------------
                                                        3/31/96     6/30/96     9/30/96     12/31/96     TOTAL
                                                       ----------  ----------  ----------  ----------  ----------
Net sales............................................  $  279,655  $   91,345  $   51,060  $  186,101  $  608,161
Gross profit.........................................  $  100,838  $   21,952  $    6,206  $   51,777  $  180,773
Income (loss) before taxes, equity interest and
  extraordinary item.................................  $   42,490  $  (24,259) $  (38,777) $   (3,138) $  (23,684)
Net income (loss)....................................  $   39,041  $  (26,152) $  (40,593) $     (611) $  (28,315)
Preferred dividends..................................      (1,194)     --          (1,195)     --          (2,389)
                                                       ----------  ----------  ----------  ----------  ----------
Net income (loss) available to common stockholders...  $   37,847  $  (26,152) $  (41,788) $     (611) $  (30,704)
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Basic and Diluted earnings (losses) per common share
  before extraordinary item:
Class A and C Common Stock...........................  $     1.74  $    (1.02) $    (1.63) $    (0.02) $    (0.95)
Extraordinary (loss) per common share:
Class A and C Common Stock...........................       (0.25)     --          --          --           (0.25)
Basic and Diluted earnings (losses) per common share:
Class A and C Common Stock...........................  $     1.49  $    (1.02) $    (1.63) $    (0.02) $    (1.20)
Weighted average number of common shares outstanding:
Class A Common Stock.................................      22,862      22,933      23,021      23,116      22,983
Class B Common Stock.................................          13          13          12          11          12
Class C Common Stock.................................       2,598       2,598       2,598       2,598       2,598

                                                                           THREE MONTHS ENDED
                                                        ---------------------------------------------------------
                                                         3/31/97     6/30/97     9/30/97    12/31/97     TOTAL
                                                        ----------  ----------  ---------  ----------  ----------
Net sales.............................................  $  248,095  $   87,972  $  50,788  $  161,286  $  548,141
Gross profit..........................................  $   84,590  $   23,414  $   7,582  $   52,807  $  168,393
Income (loss) before taxes, equity interest and
  extraordinary item..................................  $   31,285  $  (25,550) $ (37,959) $   10,060  $  (22,164)
Net income (loss).....................................  $   33,388  $  (27,454) $ (40,316) $   11,483  $  (22,899)
Preferred dividends...................................        (896)       (921)    (1,861)       (966)     (4,644)
                                                        ----------  ----------  ---------  ----------  ----------
    Net income (loss) available to common
      stockholders....................................  $   32,492  $  (28,375) $ (42,177) $   10,517  $  (27,543)
                                                        ----------  ----------  ---------  ----------  ----------
                                                        ----------  ----------  ---------  ----------  ----------
Basic and Diluted earnings (losses) per common share
  before extraordinary item:
    Class A and C Common Stock........................  $     1.26  $    (1.09) $   (1.61) $     0.40  $    (1.06)

Extraordinary (loss) per common share:
    Class A and C Common Stock........................      --          --         --          --          --
Basic and Diluted earnings (losses) per common share:
    Class A and C Common Stock........................  $     1.26  $    (1.09) $   (1.61) $     0.40  $    (1.06)
  Weighted average number of common shares
    outstanding:
    Class A Common Stock..............................      23,150      23,326     23,538      23,751      23,441
    Class B Common Stock..............................          11          11         11          11          11
    Class C Common Stock..............................       2,598       2,598      2,598       2,598       2,598

                                                                     SCHEDULE II

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                               ADDITIONS
                                                                         ----------------------
                                                              BALANCE     CHARGED
                                                                AT       TO COSTS     CHARGE          OTHER         BALANCE
                                                             BEGINNING      AND      TO OTHER      CHANGES ADD       AT END
YEAR                         DESCRIPTION                      OF YEAR    EXPENSES     ACCOUNT      / (DEDUCT)       OF YEAR
---------  -----------------------------------------------  -----------  ---------  -----------    -----------     ----------
           Customer lists.................................   $ 209,113   $  20,527                  $  (4,307)(3)   $225,333
           Deferred charges...............................      34,003       6,142                     (1,022)(3)     39,123
                                                            -----------  ---------                 -----------     ----------
                                                             $ 243,116   $  26,669                  $     (29)      $264,456
                                                            -----------  ---------                 -----------     ----------
                                                            -----------  ---------                 -----------     ----------
                                                                                                    $  (3,323)(2)
           Allowance for doubtful.........................                                               (250)(3)
                                                                                                   -----------
           accounts.......................................   $   1,769   $   1,856   $     917(1)   $  (3,573)      $    969
           -----------------------------------------------  -----------  ---------  -----------    -----------     ----------
           -----------------------------------------------  -----------  ---------  -----------    -----------     ----------
1996       Accumulated amortization:
           Customer lists.................................   $ 225,333   $  18,611                  $  (4,104)(4)   $239,840
           Deferred charges...............................      39,123       4,760                       (237)(4)     43,646
                                                            -----------  ---------                 -----------     ----------
                                                             $ 264,456   $  23,371                  $  (4,341)      $283,486
                                                            -----------  ---------                 -----------     ----------
                                                            -----------  ---------                 -----------     ----------
           Allowance for doubtful accounts................   $     969   $   1,882   $   1,099(1)   $  (2,862)(2)   $  1,088
           -----------------------------------------------  -----------  ---------  -----------    -----------     ----------
           -----------------------------------------------  -----------  ---------  -----------    -----------     ----------
1997       Accumulated amortization:
           Customer lists.................................   $ 239,840   $  17,903                  $ (18,292)(5)   $239,451
           Deferred charges...............................      43,646       4,639                     (1,886)(5)     46,399
                                                            -----------  ---------                 -----------     ----------
                                                             $ 283,486   $  22,542                  $ (20,178)      $285,850
                                                            -----------  ---------                 -----------     ----------
                                                            -----------  ---------                 -----------     ----------
           Allowance for doubtful accounts................   $   1,088   $   1,853   $   1,195(1)    $ (3,156)(2)   $    980
           -----------------------------------------------  -----------  ---------  -----------    -----------     ----------
           -----------------------------------------------  -----------  ---------  -----------    -----------     ----------

------------------------

(1) Recoveries

(2) Bad debts written off

(3) Valuation and qualifying accounts conveyed to Star Gas Partners, L.P. and the disposition of the New Hampshire branch location

(4) Valuation and qualifying accounts conveyed through the disposition of the Springfield Massachusetts branch location

(5) Valuation and qualifying accounts conveyed through the disposition of the Hartford Connecticut branch location