Form 10-Q
period 1998-03-31
PETROLEUM HEAT & POWER CO INC
filed 1998-05-15
CIK 736768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ------------------------

Commission File Number: 1-9358
                        ------

                       PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

MINNESOTA                                    06-1183025
---------------------------------------      -------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

2187 ATLANTIC STREET, STAMFORD, CT           06902
---------------------------------------      -------------------------------
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

As of March 31, 1998 there were 23,954,560 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE

  PART 1       FINANCIAL INFORMATION:


  Item 1 - Financial Statements

       Condensed Consolidated Balance Sheets
       March 31, 1998 and December 31, 1997                                 3

       Condensed Consolidated Statements of Operations for the
       Three Months Ended
       March 31, 1998 and March 31, 1997                                    4

       Condensed Consolidated Statement of Changes in
       Stockholders' Equity (Deficiency) for the
       Three Months Ended March 31, 1998                                    5

       Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended
       March 31, 1998 and March 31, 1997                                    6

       Notes to Condensed Consolidated Financial Statements             7 - 8


  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations               9 - 11



  PART 2       OTHER INFORMATION:

  Item 6      -   Exhibits and reports on Form 8-K                         12

  Signature                                                                13

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except per share data)                                                                 (UNAUDITED)
                                                                                                        MARCH 31,     DECEMBER 31,
ASSETS                                                                                                    1998           1997
------                                                                                                 ---------       --------

Current assets:
  Cash                                                                                                 $  12,891     $   2,390
  Accounts receivable (net of allowance of $1,783 and $980)                                               81,003        78,987
  Inventories                                                                                             12,379        16,285
  Prepaid expenses                                                                                         5,608         6,203
  Notes receivable and other current assets                                                                  687         1,259
                                                                                                         -------       -------
     Total current assets                                                                                112,568       105,124
                                                                                                         -------       -------

Property, plant and equipment - net                                                                       29,780        30,615

Intangible assets (net of accumulated amortization of $291,417 and $285,850)

   Customer lists                                                                                         64,829        69,265
   Deferred charges                                                                                       23,791        24,924
                                                                                                         -------       -------
                                                                                                          88,620        94,189

Investment in and advances to the Star Gas Partnership                                                    27,409        27,499
Deferred gain on Star Gas Transaction                                                                    (19,964)      (19,964)
                                                                                                         -------       -------
                                                                                                           7,445         7,535

Cash collateral account                                                                                    9,350         9,350
Other assets                                                                                               1,014         1,033
                                                                                                         -------       -------
                                                                                                       $ 248,777     $ 247,846
                                                                                                         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Working capital borrowings                                                                           $       -     $   3,000
  Current debt                                                                                             2,391         2,391
  Current maturities of redeemable preferred stock                                                         4,167         4,167
  Accounts payable                                                                                         9,463        14,759
  Customer credit balances                                                                                13,233        20,767
  Unearned service contract revenue                                                                       12,729        15,321
  Accrued expenses and other liabilities                                                                  29,932        32,283
                                                                                                         -------       -------
     Total current liabilities                                                                            71,915        92,688
                                                                                                         -------       -------

Supplemental benefits and other long-term liabilities                                                      5,032         5,043
Pension plan obligation                                                                                    5,696         5,702
Notes payable and other long-term debt                                                                    14,269        16,507
Senior notes payable                                                                                      62,050        63,100
Subordinated notes payable                                                                               208,300       209,350

Redeemable and exchangeable preferred stock                                                               32,652        32,489

Common stock redeemable at option of stockholder (83 Class A and
 21 Class C shares)                                                                                          656           656
Note receivable from stockholder                                                                            (656)         (656)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 40,000 shares
  authorized, 23,871 and 23,606 shares issued and outstanding                                              2,388         2,361
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares issued and outstanding                                                                 1             1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,577 shares issued and outstanding                                                            258           258
 Additional paid-in capital                                                                               81,812        81,358
 Deficit                                                                                                (230,950)     (256,365)
 Minimum pension liability adjustment                                                                     (4,646)       (4,646)
                                                                                                         -------       -------
     Total stockholders' equity (deficiency)                                                            (151,137)     (177,033)
                                                                                                         -------       -------
                                                                                                       $ 248,777     $ 247,846
                                                                                                         =======       =======


     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share data)                                                            THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ----------------------------
                                                                                              1998                1997
                                                                                              ----                ----
Net sales                                                                                   $183,139            $248,095
Cost of sales                                                                                109,619             163,505
                                                                                             -------             -------
  GROSS PROFIT                                                                                73,520              84,590

Selling, general and administrative expenses                                                  22,750              25,296
Direct delivery expense                                                                       10,037              12,147
Restructuring charges                                                                            535                   -
Corporate identity expenses                                                                      152                   -
Amortization of customer lists                                                                 4,435               4,500
Depreciation of plant and equipment                                                            1,848               1,721
Amortization of deferred charges                                                               1,132               1,130
Provision for supplemental benefits                                                               89                 141
                                                                                             -------             -------
  OPERATING INCOME                                                                            32,542              39,655

Other income (expense):

 Interest expense                                                                             (8,275)             (8,805)
 Interest income                                                                                 461                 410
 Other                                                                                            33                  25
                                                                                             -------             -------
  Income before income taxes and equity interest                                              24,761              31,285

Income taxes                                                                                     375                 375
                                                                                             -------             -------
  Income before equity interest                                                               24,386              30,910

Share of earnings of Star Gas Partnership                                                      2,592               2,478
                                                                                             -------             -------
  NET INCOME                                                                                $ 26,978            $ 33,388
                                                                                             =======             =======



Preferred Stock dividends                                                                     (1,563)               (896)
                                                                                             -------             -------
  NET INCOME APPLICABLE TO COMMON STOCK                                                     $ 25,415            $ 32,492
                                                                                             =======             =======



Basic earnings per Class A and Class C Common Stock                                         $    .96            $   1.26

Diluted earnings per Class A and Class C Common Stock                                       $    .95            $   1.26








     See accompanying notes to condensed consolidated financial statements.


                                        PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                            (UNAUDITED)

                                                 THREE MONTHS ENDED MARCH 31, 1998

(IN THOUSANDS)

                                             COMMON STOCK                                                     MINIMUM
                     ----------------------------------------------------------
                            CLASS A             CLASS B             CLASS C         ADDITIONAL                PENSION
                     ----------------------------------------------------------
                       NO. OF              NO. OF              NO. OF                PAID-IN                 LIABILITY
                       SHARES    AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT      CAPITAL     DEFICIT        ADJ.       TOTAL
                       ------    ------    ------    ------    ------    ------      -------     -------        ----       -----
BALANCE AT
                     --------- --------- --------- --------- --------- --------- ------------ -------------- ----------- ----------
 DECEMBER 31, 1997     23,606    $2,361        11        $1     2,577      $258      $81,358     $(256,365)    $(4,646)  $(177,033)

NET INCOME                                                                                           26,978                 26,978

CASH DIVIDENDS
 DECLARED AND PAID                                                                                   (1,563)                (1,563)

CLASS A COMMON
 STOCK ISSUED
 UNDER THE DIVIDEND
 REINVESTMENT PLAN        265        27                                                  576                                   603

OTHER                                                                                   (122)                                 (122)

BALANCE AT
                     ========= ========= ========= ========= ========= ========= ============ ============== =========== ==========
 MARCH 31, 1998        23,871    $2,388        11        $1     2,577      $258      $81,812     $(230,950)    $(4,646)  $(151,137)
                     ========= ========= ========= ========= ========= ========= ============ ============== =========== ==========



















     See accompanying notes to condensed consolidated financial statements.


                                        PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                              THREE MONTHS ENDED
(In thousands)                                                                                     MARCH 31,
                                                                                        -----------------------------
                                                                                           1998                1997
                                                                                        ---------            --------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income                                                                              $  26,978            $ 33,388
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                                            4,435               4,500
  Depreciation of plant and equipment                                                       1,848               1,721
  Amortization of deferred charges                                                          1,132               1,130
  Share of income of Star Gas                                                              (2,592)             (2,478)
  Provision for losses on accounts receivable                                                 456                 476
  Provision for supplemental benefits                                                          89                 141
  Other                                                                                       (39)                (31)

  Change in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
    Increase in accounts receivable                                                        (2,472)            (26,084)
    Decrease in inventory                                                                   3,906               8,359
    Decrease in other current assets                                                        1,167                 481
    Decrease (increase) in other assets                                                        19                (175)
    Decrease in accounts payable                                                           (5,296)             (4,462)
    Decrease in customer credit balances                                                   (7,534)            (10,282)
    Decrease in unearned service contract revenue                                          (2,592)             (2,513)
    Decrease in accrued expenses                                                             (388)               (566)
                                                                                          -------             -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 19,117               3,605
                                                                                          -------             -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

Minimum quarterly distributions from Star Gas Partnership                                   1,421               1,377
Acquisitions                                                                                  -                  (775)
Capital expenditures                                                                       (1,014)               (480)
Net proceeds from sales of fixed assets                                                        34                 177
                                                                                          -------            --------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                                                    441                 299
                                                                                          -------            --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

Net proceeds from sale of Star Gas Units                                                    1,271                   -
Net proceeds from issuance of common stock                                                    603                 584
Net proceeds from issuance of preferred stock                                                 -                28,375
Repayment of senior notes payable                                                          (1,050)             (1,050)
Repayment of subordinated notes payable                                                    (1,050)             (1,050)
Credit facility borrowings                                                                  5,000              13,000
Credit facility repayments                                                                 (8,000)            (29,000)
Cash dividends paid                                                                        (3,526)             (4,753)
Other                                                                                      (2,305)             (2,093)
                                                                                          -------            --------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (9,057)              4,013
                                                                                          -------            --------

 NET INCREASE IN CASH                                                                      10,501               7,917
 CASH AT BEGINNING OF YEAR                                                                  2,390               3,257
                                                                                          -------            --------

 CASH AT END OF PERIOD                                                                  $  12,891            $ 11,174
                                                                                          =======            ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:

 Interest                                                                               $   9,569            $ 10,055
 Income taxes                                                                           $      27            $     99


     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1.  BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods.

     The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


     2.  ACCOUNTING CHANGES

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements and notes thereto. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 was adopted and the Company's comprehensive income consists of net income and the minimum pension liability adjustment. Comprehensive income for the quarters ended March 31, 1998 and 1997, was $26,978 and $33,388, respectively. Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 was $(4,646). The Company calculates its minimum pension liability adjustment annually in the fourth quarter in accordance with SFAS No. 87 - "Employers' Accounting for Pensions" and no adjustment is reflected in quarterly comprehensive income until such time.

     In June 1997 the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as the different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. The Company is still assessing the disclosure requirements of this statement and as permitted will implement the reporting requirements of this SFAS in its year-end financial statements.

     3.  EARNINGS PER SHARE


                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                     1998             1997
                                                                                     ----             ----
      BASIC EARNINGS PER SHARE:
      Net income                                                                  $ 26,978         $ 33,388
      Less:  Preferred stock dividends                                              (1,563)            (896)
                                                                                    ------           ------
       Income available to common stockholders (Numerator)                        $ 25,415         $ 32,492
                                                                                    ======           ======



      Class A Common Stock                                                          23,955           23,150
      Class B Common Stock                                                              11               11
      Class C Common Stock                                                           2,598            2,598
                                                                                    ------           ------
       Weighted average shares outstanding (Denominator)                            26,564           25,759
                                                                                    ======           ======


      Basic earnings per share                                                    $    .96         $   1.26
                                                                                    ======           ======


      DILUTED EARNINGS PER SHARE:

      Effect of dilutive securities                                               $    -           $    -
                                                                                    -------          ------
       Income available to common stockholders (Numerator)                        $ 25,415         $ 32,492
                                                                                    ======           ======


      Weighted average shares outstanding                                           26,564           25,759
      Effect of dilutive securities - Stock Grants                                     200               25
                                                                                    ------           ------
       Adjusted weighted average shares (Denominator)                               26,764           25,784
                                                                                    ======           ======


      Diluted earnings per share                                                  $    .95         $   1.26
                                                                                    ======           ======

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     4.  DEFERRED GAIN ON THE 1995 STAR GAS TRANSACTION

     In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million on the 1995 Star Gas transaction because the Company received subordinate units which do not have a readily ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at March 31, 1998, these funds were no longer restricted at the Star Gas level because they had been released to Petro since the quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

In analyzing Petro's results for the three-month period ended March 31, 1998, one should consider the seasonal nature of the Company's business, which results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. Unlike this pattern of distribution, however, many of the Company's costs are incurred evenly throughout the year, resulting in non-heating season operating and net losses.

THREE MONTHS ENDED MARCH 31, 1998
COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

VOLUME. Volume decreased 18.7% to 156.5 million gallons of home heating oil for the three months ended March 31, 1998, as compared to 192.5 million gallons for the three months ended March 31, 1997. This decrease was largely due to 13.4% warmer weather than the prior year, as temperatures were dramatically impacted in the first quarter of 1998 by the effects of the climatic phenomenon known as "El Nino" resulting in 19.8% warmer than normal temperatures. In addition to the fewer degree days in 1998 than in 1997, volume was negatively impacted by net account attrition and the sale of the Company's Hartford, CT operations in November 1997, partially offset by the impact of the ten individually insignificant heating oil acquisitions completed after the first quarter of 1997.

NET SALES. Net sales decreased 26.2% to $183.1 million for the three months ended March 31, 1998, as compared to $248.1 million for the three months ended March 31, 1997. This decline was greater than the volume decline due to lower selling prices associated with lower wholesale costs.

GROSS PROFIT. Gross profit decreased 13.1% to $73.5 million for the three months ended March 31, 1998, as compared to $84.6 million for the three months ended March 31, 1997 due to the decreased volume described above. This decline was less than the volume decline due to a 3.7 cents per gallon increase in home heating oil margins in 1998 as compared to 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 10.1% to $22.8 million for the three months ended March 31, 1998, as compared to $25.3 million for the three months ended March 31, 1997. This decline was due both to reductions in certain expenses resulting from the Company's operational restructuring programs and to the Company's ability to reduce certain costs in response to a decline in volume. Also contributing to this decline were significant reductions of corporate staff which were completed in December 1997 as part of the corporate restructuring programs.

DIRECT DELIVERY EXPENSES. Direct delivery expenses decreased 17.4% to $10.0 million for the three months ended March 31, 1998, as compared to $12.1 million for the three months ended March 31, 1997, reflecting the Company's ability to reduce costs in connection with weather related lower volume and by productivity improvement.

RESTRUCTURING CHARGES. Restructuring charges of $0.5 million for the three months ended March 31, 1998 represent the continuation in the first quarter of 1998 of corporate staff reductions.

AMORTIZATION OF CUSTOMER LISTS. Amortization of customer lists decreased 1.4% to $4.4 million for the three months ended March 31, 1998, as compared to $4.5 million for the three months ended March 31, 1997 as the impact of the company's recent acquisitions was largely offset by the effect of certain customer lists becoming fully amortized.

DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT. Depreciation and amortization of plant and equipment increased 7.4% to $1.8 million for the three months ended March 31, 1998, as compared to $1.7 million for the three months ended March 31, 1997, as the Company's recent fixed asset additions slightly exceeded the impact of certain assets which became fully depreciated.

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges remained virtually unchanged at $1.1 million for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997, as the impact of certain deferred charges becoming fully amortized were equal to the impact of deferred charges incurred in the Company's 1997 acquisitions.

OPERATING INCOME. Operating income decreased 17.9% to $32.5 million for the three months ended March 31, 1998, as compared to $39.7 million for the three months ended March 31, 1997. This decrease was largely a result of the weather-related decline in volume, partially offset by the company's ability to contain certain overhead costs in response to the decline in volume and expense reductions resulting from the Company's operational restructuring programs.

NET INTEREST EXPENSE. Net interest expense decreased 6.9% to $7.8 million for the three months ended March 31, 1998 as compared to $8.4 million for the three months ended March 31, 1997. This decline was due to lower working capital borrowings and to a slight decline in average borrowings outstanding.

EQUITY IN EARNINGS OF STAR GAS PARTNERSHIP. Equity in the earnings of Star Gas Partnership increased 4.6% to $2.6 million for the three months ended March 31, 1998 as compared to $2.5 million for the three months ended March 31, 1997. Equity in earnings of Star remained virtually unchanged as the impact of Star's Pearl Gas acquisition largely offset the effect of warm weather on Star's operations.

NET INCOME. Net income decreased 19.2% to $27.0 million for the three months ended March 31, 1998, as compared to $33.4 million for the three months ended March 31, 1997. This decline was largely due to the impact of the extremely warm first quarter weather on the Company's volume, partially offset by decreased operating expenses and by lower net interest expense.

EBITDA. EBITDA decreased 15.1% to $40.0 million for the three months ended March 31, 1998, as compared to $47.1 million for the three months ended March 31, 1997. This decline resulted primarily from reduced volume caused by the warmer first quarter 1998 weather, partially offset by the margin improvement, the Company's ability to control certain overhead costs in response to the decline in volume and expense reductions resulting from the Company's operational restructuring program.

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

YEAR 2000. The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, which the Company expects to implement on a timely basis, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Estimated costs associated with this conversion is anticipated to be less then two hundred thousand dollars. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material adverse impact on the operations of the Company.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities of $19.1 million combined with the $1.3 million net proceeds from the sale of Star Gas units amounted to $20.4 million. These funds were utilized in investing activities for the purchase of fixed assets of $1.0 million; and in financing activities to repay notes payable of $1.05 million, repurchase subordinated notes of $1.05 million, repay net credit facility borrowings of $3.0 million, pay cash dividends of $3.5 million, and other financing activities of $2.3 million, which is comprised mainly of the redemption of $2.2 million of Notes Payables issued in connection with the purchase of fuel oil dealers. These financing activities were partially offset by cash provided from the Star Gas minimum quarterly distribution of $1.4 million, and proceeds from dividend reinvestments of $0.6 million. As a result of the above activities, the Company's cash balance increased by $10.5 million.

The Company currently has available a $47.0 million working capital revolving credit facility which expires June 30, 1998. At March 31, 1998 no amount was outstanding under this credit facility, and the Company had $40.7 million of working capital.

For the remainder of 1998 the Company anticipates repaying $0.2 million of long term debt, repaying $4.2 million of redeemable preferred stock and paying $3.5 million of preferred dividends. Furthermore, the Company currently has no material commitments for capital expenditures.

The Company expects to renew the working capital revolving credit facility and based on this and the Company's current working capital position and expected net cash provided by operating activities, the Company expects to be able to meet all its other current obligations as they become due.

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

As part of the initial implementation of this program, Petro undertook certain business improvement strategies in its Long Island, New York region. These steps included the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center consolidated accounting, credit, customer service and the sales function into a single new facility in Port Washington, Long Island. All external communications and marketing previously undertaken in the five branches were centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories. The Company incurred $1.2 million in restructuring expenses in fiscal 1996, for costs associated with the initial implementation of the restructuring program.

In 1997 the Company continued with its restructuring program and combined its three New York City branches into one new central depot that specialized in delivery, installation, maintenance, and service functions, and like the Long Island depots, is supported by the Port Washington facility. The Company also proceeded with its commitment to define the best possible organizational structure, by restructuring select branch and corporate responsibilities to eliminate redundant functions and locate responsibilities where they can best serve customers and the Company. Toward achieving these strategic intentions the Company incurred $2.9 million in restructuring expenses in fiscal 1997, which comprised of $2.0 million in termination benefit arrangements with certain branch and corporate employees and $0.9 million for continuing lease obligations for unused, non-cancelable, non-strategic facilities.

The Company continued its restructuring and cost reduction initiative, incurring $0.5 million in termination benefit arrangements with certain corporate employees in the first quarter of 1998.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


SIGNATURE            TITLE                                       DATE



/s/ Irik P. Sevin    Chairman of the Board, Chief            May 15, 1998
-----------------    Executive Officer, and
Irik P. Sevin        Chief Financial and Accounting
                     Officer and Director