Form 10-Q
period 1998-06-30
PETROLEUM HEAT & POWER CO INC
filed 1998-08-14
CIK 736768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number: 1-9358
                        ------

                             PETROLEUM HEAT AND POWER CO., INC.
                    -------------------------------------------------------
                    (Exact name of registrant as specified in its charter)

Minnesota                                               06-1183025
----------------------------------------                -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

2187 Atlantic Street, Stamford, CT                      06902
----------------------------------------                -------------------
(Address of principal executive Offices)                (Zip Code)

         Registrant's telephone number, including area code: (203) 325-5400
                                                             --------------


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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


As of June 30, 1998 there were 23,961,907 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                               INDEX To Form 10-Q



                                                                           Page
                                                                          ----

         Part 1       Financial Information:


         Item 1 - Financial Statements

              Condensed Consolidated Balance Sheets
              June 30, 1998 and December 31, 1997 .....................       3

              Condensed Consolidated Statements of Operations for the
              Three Months Ended
              June 30, 1998 and June 30, 1997
              and the Six Months Ended
              June 30, 1998 and June 30, 1997 .........................       4

              Condensed Consolidated Statement of Changes in
              Stockholders' Equity (Deficiency) for the
              Six Months Ended June 30, 1998 ..........................       5

              Condensed Consolidated Statements of Cash Flows for the
              Six Months Ended
              June 30, 1998 and June 30, 1997 .........................       6

              Notes to Condensed Consolidated Financial Statements ....   7 - 8


         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......   9 - 13



         Part 2       Other Information:


         Item 4 - Submission of Matters to a Vote of Security Holders .       14

         Item 5 - Other Events ........................................  15 - 16

         Item 6 - Exhibits and Reports on Form 8-K ....................       17

         Signature ....................................................       18



               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

(In thousands, except per share data)                                               (Unaudited)
                                                                                      June 30,        December 31,
Assets                                                                                 1998             1997
------
Current assets:
  Cash ............................................................................  $ 33,223        $  2,390
  Accounts receivable (net of allowance of $1,728 and $980) .......................    46,960          78,987
  Inventories .....................................................................    11,063          16,285
  Prepaid expenses ................................................................     7,076           6,203
  Notes receivable and other current assets .......................................     1,018           1,259
                                                                                      -------         -------
     Total current assets .........................................................    99,340         105,124
                                                                                      -------         -------
Property, plant and equipment - net ...............................................    29,964          30,615
Intangible assets (net of accumulated amortization
 of $296,914 and $285,850)
   Customer lists .................................................................    60,439          69,265
   Deferred charges ...............................................................    22,685          24,924
                                                                                      -------         -------
                                                                                       83,124          94,189
                                                                                      -------          ------
Investment in and advances to the Star Gas Partnership ............................    23,851          27,499
Deferred gain on Star Gas Transaction .............................................   (19,964)        (19,964)
                                                                                      -------         -------
                                                                                        3,887           7,535
                                                                                      -------           -----
Cash collateral account ...........................................................    11,800           9,350
Other assets ......................................................................     1,005           1,033
                                                                                      -------         -------
                                                                                     $229,120        $247,846
                                                                                      -------        --------
                                                                                      -------        --------
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Working capital borrowings ......................................................  $   -           $  3,000
  Current debt ....................................................................     2,391           2,391
  Current maturities of redeemable preferred stock ................................     4,167           4,167
  Accounts payable ................................................................     5,688          14,759
  Customer credit balances ........................................................    20,881          20,767
  Unearned service contract revenue ...............................................    12,736          15,321
  Accrued expenses and other liabilities ..........................................    30,338          32,283
                                                                                      -------         -------
     Total current liabilities ....................................................    76,201          92,688
                                                                                      -------         -------

Supplemental benefits and other long-term liabilities .............................     5,022           5,043
Pension plan obligation ...........................................................     5,689           5,702
Notes payable and other long-term debt ............................................    14,237          16,507
Senior notes payable ..............................................................    62,050          63,100
Subordinated notes payable ........................................................   208,300         209,350

Redeemable and exchangeable preferred stock .......................................    32,687          32,489

Common stock redeemable at option of stockholder (83 Class A and
 21 Class C shares) ...............................................................       656             656
Note receivable from stockholder                                                         (656)           (656)

Stockholders' equity (deficiency):
 Class A common stock-par value $.10 per share; 60,000 shares
  authorized, 23,879 and 23,606 shares issued and outstanding .....................     2,389           2,361
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares issued and outstanding ....................................         1               1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,577 shares issued and outstanding .................................       258             258
 Additional paid-in capital .......................................................    81,821          81,358
 Deficit ..........................................................................  (254,889)       (256,365)
 Minimum pension liability adjustment .............................................    (4,646)         (4,646)
                                                                                      -------         -------
     Total stockholders' equity (deficiency) ......................................  (175,066)       (177,033)
                                                                                      -------         -------
                                                                                     $229,120        $247,846
                                                                                      -------        --------
                                                                                      -------        --------




     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



(In thousands, except per share data)                        Three Months                    Six Months
                                                            Ended June 30,                  Ended June 30,

                                                          1998          1997              1998          1997
                                                          ----          ----              ----          ----

Net sales ..........................................  $  66,227     $  87,972         $ 249,366     $ 336,067
Cost of sales ......................................     47,701        64,558           157,320       228,063
                                                       --------      --------          --------      --------
  Gross profit .....................................     18,526        23,414            92,046       108,004

Selling, general and administrative expenses .......     20,436        24,738            43,186        50,034
Direct delivery expense ............................      4,445         5,621            14,482        17,768
Restructuring charges ..............................       -            1,300               535         1,300
Corporate identity expenses ........................       -            2,110               152         2,110
Amortization of customer lists .....................      4,391         4,431             8,826         8,931
Depreciation of plant and equipment ................      1,580         1,830             3,428         3,551
Amortization of deferred charges ...................      1,106         1,174             2,238         2,304
Provision for supplemental benefits ................         90           142               179           283
                                                       --------      --------          --------      --------
  Operating income (loss) ..........................    (13,522)      (17,932)           19,020        21,723

Other income (expense):
 Interest expense ..................................     (8,210)       (8,344)          (16,485)      (17,149)
 Interest income  ..................................        752           713             1,213         1,123
 Other .............................................         83            13               116            38
                                                       --------      --------          --------      --------
  Income (loss) before income taxes and
   equity interest .................................    (20,897)      (25,550)            3,864         5,735

Income taxes (benefit) .............................        (50)          (25)              325           350
                                                       --------      --------          --------      --------
  Income (loss) before equity interest .............    (20,847)      (25,525)            3,539         5,385

Share of earnings (loss) of Star Gas Partnership ...     (2,127)       (1,929)              465           549
                                                       --------      --------          --------      --------
  Net income (loss) ................................  $ (22,974)    $ (27,454)        $   4,004     $   5,934
                                                       --------      --------          --------      --------
                                                       --------      --------          --------      --------


Preferred Stock dividends ..........................       (965)         (921)           (2,528)       (1,817)
                                                       --------      --------          --------      --------
  Net income (loss) applicable to common stock .....  $ (23,939)    $ (28,375)        $   1,476     $   4,117
                                                       --------      --------          --------      --------
                                                       --------      --------          --------      --------
 Class C Common Stock ..............................  $    (.90)    $   (1.09)        $     .06     $     .16

Diluted earnings (losses) per Class A and
 Class C Common Stock ..............................  $    (.90)    $   (1.09)        $     .06     $     .16














    See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
                                   (Unaudited)

                         Six Months Ended June 30, 1998

(In thousands)


                                          Common Stock
                    ---------------------------------------------------------
                        Class A             Class B             Class C                                   Minimum
                    ---------------------------------------------------------   Additional                Pension
                     No. of              No. of              No. of               Paid-In                Liability
                     Shares    Amount    Shares    Amount    Shares    Amount     Capital    Deficit         Adj.      Total
                    -------    ------    ------    ------    ------    ------   -----------  -------     ---------     -----

Balance at
 December 31, 1997   23,606    $2,361      11        $1       2,577     $258     $81,358    $(256,365)   $(4,646)    $(177,033)

Net income                                                                                      4,004                    4,004

Cash dividends
 declared and paid                                                                             (2,528)                  (2,528)

Class A Common
 Stock issued
 under the Dividend
 Reinvestment Plan      268        27                                                578                                   605

Other                     5         1                                               (115)                                 (114)

Balance at
                     ------    ------        --        --     -----     ----     -------    ---------     -------    ---------
 June 30, 1998       23,879    $2,389        11        $1     2,577     $258     $81,821    $(254,889)    $(4,646)   $(175,066)
                     ------    ------        --        --     -----     ----     -------    ---------     -------    ---------
                     ------    ------        --        --     -----     ----     -------    ---------     -------    ---------



























See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Six Months Ended
(In thousands)                                                                  June 30,
                                                                        ---------------------
                                                                        1998             1997
                                                                        ----             ----
Cash flows from (used in) operating activities:
Net income                                                           $  4,004         $  5,934
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                        8,826            8,931
  Depreciation of plant and equipment                                   3,428            3,551
  Amortization of deferred charges                                      2,238            2,304
  Share of income of Star Gas                                            (465)            (549)
  Provision for losses on accounts receivable                             913              953
  Provision for supplemental benefits                                     179              283
  Other                                                                  (129)             (51)

  Change in Operating Assets and Liabilities, net of
  effects of acquisitions and dispositions:
    Decrease in accounts receivable                                    31,114           18,904
    Decrease in inventory                                               5,222           10,687
    Increase in other current assets                                     (632)            (471)
    Decrease (increase) in other assets                                    28             (137)
    Decrease in accounts payable                                       (9,071)         (10,894)
    Increase (decrease) in customer credit balances                       114           (6,472)
    Decrease in unearned service contract revenue                      (2,585)          (1,827)
    Increase in accrued expenses                                           18              711
                                                                      --------         -------
 Net cash provided by operating activities                             43,202           31,857
                                                                      -------          -------

Cash flows from (used in) investing activities:
Minimum quarterly distributions from Star Gas Partnership               2,842            2,754
Acquisitions                                                               -            (5,625)
Capital expenditures                                                   (2,778)          (1,195)
Net proceeds from sales of fixed assets                                   117              382
                                                                      --------         -------
 Net cash provided by (used in) investing activities                      181           (3,684)
                                                                      --------         -------

Cash flows from (used in) financing activities:
Net proceeds from sale of Star Gas Units                                1,271              -
Net proceeds from issuance of common stock                                605            1,172
Net proceeds from issuance of preferred stock                              -            28,362
Repayment of senior notes payable                                      (1,050)          (1,050)
Repayment of subordinated notes payable                                (1,050)          (1,050)
Credit facility borrowings                                              5,000           13,000
Credit facility repayments                                             (8,000)         (35,000)
Decrease (increase) in restricted cash                                 (2,450)           1,500
Cash dividends paid                                                    (4,491)          (7,606)
Other                                                                  (2,385)          (2,586)
                                                                      -------          -------
 Net cash used in financing activities                                (12,550)          (3,258)
                                                                      -------          -------

 Net increase in cash                                                  30,833           24,915
 Cash at beginning of year                                              2,390            3,257
                                                                      -------          -------

 Cash at end of period                                               $ 33,223         $ 28,172
                                                                     --------         --------
                                                                     --------         --------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
 Interest                                                            $ 16,592         $ 17,213
 Income taxes                                                        $     37         $    135




See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

     1. Basis of Presentation

     The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc., and its subsidiaries ("Petro" or "the Company"). The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of financial condition and results for the interim periods.

     The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     2.  Accounting Changes

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements and notes thereto. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 was adopted and the Company's comprehensive income consists of net income and the minimum pension liability adjustment. Comprehensive loss for the three months ended June 30, 1998 and 1997, was $(22,974) and $(27,454), and comprehensive income for the six months ended June 30, 1998, was $4,004 and $5,934 respectively. Accumulated other comprehensive income at June 30, 1998 and December 31, 1997 was $(4,646). The Company calculates its minimum pension liability adjustment annually in the fourth quarter in accordance with SFAS No. 87 - "Employers' Accounting for Pensions" and no adjustment is reflected in quarterly comprehensive income until such time.

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



     3.  Earnings Per Share                                              Three Months                       Six Months
                                                                        Ended June 30,                    Ended June 30,
                                                                        --------------                    --------------
                                                                     1998            1997               1998           1997
                                                                     ----            ----               ----           ----
      Basic Earnings (Losses) Per Share:
      Net income (loss)                                            $(22,974)       $(27,454)           $  4,004       $ 5,934
      Less:  Preferred stock dividends                                 (965)           (921)             (2,528)       (1,817)
                                                                     ------          ------              ------        ------
       Income (loss) available to common
        stockholders (Numerator)                                   $(23,939)       $(28,375)           $  1,476       $ 4,117
                                                                   --------        --------            --------       -------
                                                                   --------        --------            --------       -------
      Class A Common Stock                                           23,962          23,326              23,958        23,238
      Class B Common Stock                                               11              11                  11            11
      Class C Common Stock                                            2,598           2,598               2,598         2,598
                                                                     ------          ------              ------        ------
       Weighted average shares outstanding
        (Denominator)                                                26,571          25,935              26,567        25,847
                                                                     ------          ------              ------        ------
                                                                     ------          ------              ------        ------

      Basic earnings (losses) per share                            $   (.90)       $  (1.09)           $    .06       $   .16
                                                                     ------          ------              ------        ------
                                                                     ------          ------              ------        ------
      Diluted Earnings (Losses) Per Share:
      Effect of dilutive securities                                $    -          $    -              $    -         $    -
                                                                     -------         -------             -------       -----
       Income (loss) available to common
        stockholders (Numerator)                                   $(23,939)       $(28,375)           $  1,476       $ 4,117
                                                                     ------          ------              ------        ------
                                                                     ------          ------              ------        ------
      Weighted average shares outstanding                            26,571          25,935              26,567        25,847
      Effect of dilutive securities -
       Stock Grants                                                     - *             - *                 195            22
                                                                     -------         -------             ------        ------
       Adjusted weighted average shares
        (Denominator)                                                26,571          25,935              26,762        25,869
                                                                     ------          ------              ------        ------
                                                                     ------          ------              ------        ------
      Diluted earnings (losses) per share                          $   (.90)       $  (1.09)           $    .06       $   .16
                                                                     ------          ------              ------        ------
                                                                     ------          ------              ------        ------




     * 0 shares included due to loss in the period.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


     4.  Deferred Gain on the 1995 Star Gas Transaction

     In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million on the 1995 Star Gas transaction because the Company received subordinate units which do not have a readily ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at June 30, 1998, these funds were no longer restricted at the Star Gas level because they had been released to Petro since the quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

In analyzing Petro's results for the six-month period ended June 30, 1998, one should consider the seasonal nature of the Company's business, which results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. Unlike this pattern of distribution, however, many of the Company's costs are incurred evenly throughout the year, resulting in non-heating season operating and net losses.


Six Months Ended June 30, 1998
Compared to Six Months Ended June 30, 1997

Volume. Home heating oil volume decreased 20.1% to 203.3 million gallons for the six months ended June 30, 1998, as compared to 254.3 million gallons for the six months ended June 30, 1997. This decline was largely due to 16.5% warmer weather for the period, including the 19.8% warmer weather in the first quarter of 1998, the period during which the company sells approximately 50% of its annual volume. In addition, volume was negatively impacted by the sale of the Company's Hartford, CT operations in November 1997 and by net account attrition. Partially offsetting these factors was the acquisition by the Company of eleven individually insignificant heating oil companies during 1997.

Net sales. Net sales decreased 25.8% to $249.4 million for the six months ended June 30, 1998, as compared to $336.1 million for the six months ended June 30, 1997. This decline reflects the impact of decreased volume as well as the impact of lower selling prices associated with lower wholesale costs.

Gross profit. Gross profit decreased 14.8% to $92.0 million for the six months ended June 30, 1998, as compared to $108.0 million for the six months ended June 30, 1997, due to the decline in volume described above. Gross profit did not decline to the same extent as volume due to an increase of 3.3 cents per gallon in home heating oil margins in 1998 as compared to 1997, as well as a decline in net service expense, which is included in the Company's calculation of gross profit. The service expense decline was both a result of productivity improvements and weather-related.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 13.7% to $43.2 million for the six months ended June 30, 1998, as compared to $50.0 million for the six months ended June 30, 1997. This $6.8 million decline was due both to reductions in certain expenses resulting from the Company's operational restructuring programs, and to the Company's ability to reduce certain overhead costs in response to a decline in volume. Also contributing to this decline were significant reductions in corporate staff which were substantially completed in December of 1997 as part of our corporate restructuring programs.

Direct delivery expenses. Direct delivery expenses decreased 18.5% to $14.5 million for the six months ended June 30, 1998, as compared to $17.8 million for the six months ended June 30, 1997. This $3.3 million reduction reflects both the Company's ability to reduce costs in response to a decline in volume and its productivity improvements.

Restructuring charges. Restructuring charges of $0.5 million for the six months ended June 30, 1998 represent the continuation in the first quarter of 1998 of corporate staff reductions. Charges for the six months ended June 30, 1997, which total $1.3 million, represent costs associated with the Company's regionalization and consolidation program in the New York/Long Island region.

Corporate identity expenses. Corporate identity expenses for the six months ended June 30, 1998 were $0.2 million, as compared to $2.1 million for the six months ended June 30, 1997. These expenses represent costs associated with the Company's brand identity program, implemented in the Company's New York and Mid Atlantic regions during 1997 and 1998. They include the cost of repainting all delivery and service vehicles to reflect the Company's new identity. Through this program the Company intends to capitalize on its size by building significant brand equity in one "Petro" brand name, rather than the multiple names previously in use.

Amortization of customer lists. Amortization of customer lists decreased 1.2% to $8.8 million for the six months ended June 30, 1998, as compared to $8.9 million for the six months ended June 30, 1997, as the impact of certain customer lists becoming fully amortized exceeded the impact of the Company's recent acquisitions.

Depreciation and amortization of plant and equipment. Depreciation and amortization of plant and equipment decreased 3.5% to $3.4 million for the six months ended June 30, 1998, as compared to $3.6 million for the six months ended June 30, 1997, as the impact of certain assets becoming fully depreciated exceeded the impact of the Company's recent fixed asset additions.

Amortization of deferred charges. Amortization of deferred charges decreased 2.9% to $2.2 million for the six months ended June 30, 1998, as compared to $2.3 million for the six months ended June 30, 1997, as the impact of certain deferred charges becoming fully amortized exceeded the impact of the deferred charges associated with the Company's recent acquisitions.

Operating income. Operating income decreased 12.4% to $19.0 million for the six months ended June 30, 1998, as compared to $21.7 million for the six months ended June 30, 1997. This decline was primarily a result of the weather-related decline in volume, partially offset by the Company's ability to contain certain operating expenses in response to the warm weather, by expense reductions resulting from the Company's operational restructuring programs, and by an increase in the Company's heating oil margins.

Net interest expense. Net interest expense decreased 4.7% to $15.3 million for the six months ended June 30, 1998, as compared to $16.0 million for the six months ended June 30, 1997. This was due to lower working capital borrowings and to a slight decline in other average borrowings outstanding.

Equity in earnings of Star Gas Partnership. Equity in the earnings of Star Gas Partnership declined 15.3% to $0.5 million for the six months ended June 30, 1998. This decline was due to the impact of warm weather on Star Gas' operations, largely offset by the impact of Star's Pearl Gas acquisition which occurred in October 1997.

Net income. Net income declined 32.5% to $4.0 million for the six months ended June 30, 1998, as compared to $5.9 million for the six months ended June 30, 1997. This decline was largely due to the impact of the extremely warm weather on the Company's volume, partially offset by decreased operating expenses, improved margins, and by lower net interest expense.

EBITDA*. EBITDA decreased 8.4% to $33.7 million for the six months ended June 30, 1998, as compared to $36.8 million for the six months ended June 30, 1997. Excluding the impact of one-time charges for restructuring and corporate identity, EBITDA declined 14.5%, to $34.4 million from $40.2 million. This decline was due to the 20.1% decline in volume, partially offset by margin improvement, the Company's ability to control certain overhead costs in response to the decline in volume and expense reductions resulting from the Company's operational restructuring programs.


*EBITDA (Earnings Before Interest, Taxes, Depreciation, and Amortization) is defined as operating income before depreciation, amortization, non-cash charges relating to the grant of stock options to executives of the Company, non-cash charges associated with deferred compensation plans and other non-cash charges of a similar nature, if any. EBITDA is a non-GAAP measure that may not be comparable to measures of the same title reported by other companies and should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that EBITDA is a principal basis upon which the Company assesses its financial performance.

Three Months Ended June 30, 1998
Compared to Three Months Ended June 30, 1997

Volume. Home heating oil volume decreased 24.3% to 46.8 million gallons for the three months ended June 30, 1998, as compared to 61.8 million gallons for the three months ended June 30, 1997. This decline was largely due to 28.4% warmer weather for the period, as well as the impact of the sale of the Company's Hartford, CT operations in November 1997. Partially offsetting these factors was the acquisition by the Company of eleven individually insignificant heating oil companies during 1997.

Net sales. Net sales decreased 24.7% to $66.2 million for the three months ended June 30, 1998, as compared to $88.0 million for the three months ended June 30, 1997. This decline reflects the impact of decreased volume as well as the impact of lower selling prices associated with lower wholesale costs.

Gross profit. Gross profit decreased 20.9% to $18.5 million for the three months ended June 30, 1998, as compared to $23.4 million for the three months ended June 30, 1997, due to the decline in volume described above. Gross profit did not decline to the same extent as volume due to an increase of 1.9 cents per gallon in home heating oil margins in 1998 as compared to 1997, as well as a decline in net service expense, which is included in the Company's calculation of gross profit. The service expense decline was both a result of the Company's productivity improvements and weather-related.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 17.4% to $20.4 million for the three months ended June 30, 1998, as compared to $24.7 million for the three months ended June 30, 1997. This $4.3 million decline was due both to reductions in certain expenses resulting from the Company's operational restructuring programs, and to the Company's ability to reduce certain overhead costs in response to a decline in volume. Also contributing to this decline were significant reductions in corporate staff which were substantially completed in December of 1997 as part of the Company's corporate restructuring programs.

Direct delivery expenses. Direct delivery expenses decreased 20.9% to $4.4 million for the three months ended June 30, 1998, as compared to $5.6 million for the three months ended June 30, 1997. This $1.2 million reduction reflects both the Company's ability to reduce costs in response to a decline in volume and its productivity improvements.

Restructuring charges. Restructuring charges for the three months ended June 30, 1997, which total $1.3 million, represent costs associated with the Company's regionalization and consolidation program in the New York/Long Island region. There were no restructuring charges for the three months ended June 30, 1998.

Corporate identity expenses. Corporate identity expenses of $2.1 million for the three months ended June 30, 1997 represent costs associated with the Company's brand identity program, implemented the Company's New York and Mid Atlantic regions during 1997. These costs include the cost of repainting all delivery and service vehicles to reflect the company's new identity. Through this program the Company intends to capitalize on its size by building significant brand equity in one "Petro" brand name, rather than the multiple names previously in use.

Amortization of customer lists. Amortization of customer lists remained flat at $4.4 million for the three months ended June 30, 1998, as the impact of the Company's recent acquisitions was approximately equal to the impact of certain customer lists becoming fully amortized.

Depreciation and amortization of plant and equipment. Depreciation and amortization of plant and equipment decreased 13.7% to $1.6 million for the three months ended June 30, 1998, as compared to $1.8 million for the three months ended June 30, 1997, as the impact of certain assets becoming fully depreciated exceeded the impact of the Company's recent fixed asset additions.

Amortization of deferred charges. Amortization of deferred charges decreased 5.8% to $1.1 million for the three months ended June 30, 1998, as compared to $1.2 million for the three months ended June 30, 1997, as the impact of certain deferred charges becoming fully amortized exceeded the impact of the deferred charges associated with the Company's recent acquisitions.

Operating loss. Operating loss improved 24.6% to a loss of $13.5 million for the three months ended June 30, 1998, as compared to a loss of $17.9 million for the three months ended June 30, 1997. The primary reason for this improvement was the absence in the second quarter of 1998 of restructuring charges and corporate identity expenses which amounted to $3.4 million for the three months ended June 30, 1997. The remaining improvement of $1.0 million was achieved despite a significant volume decline and was affected by the Company's ability to reduce certain operating expenses in response to the warm weather, by expense reductions resulting from the Company's operational restructuring programs, and by an increase in the Company's heating oil margins.

Net interest expense. Net interest expense decreased 2.3% to $7.5 million for the three months ended June 30, 1998, as compared to $7.6 million for the three months ended June 30, 1997. This was due to a slight decline in average borrowings outstanding.

Equity in loss of Star Gas Partnership. Equity in the loss of Star Gas Partnership increased 10.3% to a loss of $2.1 million for the three months ended June 30, 1998, as compared to a loss of $1.9 million for the three months ended June 30, 1997. This decline was due to the impact of warm weather on Star Gas' operations, largely offset by the impact of Star's Pearl Gas acquisition.

Net loss. Net loss improved 16.3% to a loss of $23.0 million for the three months ended June 30, 1998, as compared to a loss of $27.5 million for the three months ended June 30, 1997. The primary reason for this improvement was the absence in the second quarter of 1998 of restructuring charges and corporate identity expenses which amounted to $3.4 million for the three months ended June 30, 1997. The remaining improvement of $1.1 million was achieved despite a significant volume decline and was affected by the Company's ability to contain certain operating expenses in response to the warm weather, by expense reductions resulting from the Company's operational restructuring programs, and by an increase in the Company's heating oil margins.

EBITDA. EBITDA improved 38.6% to a loss of $6.4 million for the three months ended June 30, 1998, as compared to a loss of $10.4 million for the three months ended June 30, 1997. Excluding the impact of one-time charges for restructuring and corporate identity, EBITDA improved 8.5%, from a loss of $6.9 million to a loss of $6.4 million. This improvement was despite a significant volume decline and was affected by the Company's ability to contain certain operating expenses in response to the warm weather, by expense reductions resulting from the Company's operational restructuring programs, and by an increase in the Company's heating oil margins.


Liquidity and Financial Condition

Net cash provided by operating activities of $43.2 million combined with the $1.3 million net proceeds from the sale of Star Gas units amounted to $44.5 million. These funds were utilized in investing activities for the purchase of fixed assets of $2.7 million; and in financing activities to repay notes payable of $1.05 million, repay subordinated notes of $1.05 million, repay net credit facility borrowings of $3.0 million, pay preferred stock cash dividends of $4.5 million, increase the cash collateral account maintained with the Company's lenders to secure certain letter-of-credit obligations of $2.4 million, and for other financing activities of $2.4 million, which is comprised mainly of the redemption of $2.3 million of Notes Payables issued in connection with the purchase of fuel oil dealers. These financing activities were partially offset by cash provided from the Star Gas minimum quarterly distribution of $2.8 million, and proceeds from dividend reinvestments of $0.6 million. As a result of the above activities, the Company's cash balance increased by $30.8 million since December 31, 1997.

In July 1998, the Company renewed its $47.0 million working capital revolving credit facility which will expire in June 1999. In consideration for the extension of this facility to June 1999, the Company agreed to, amongst other things, pay no common cash dividends and not make any acquisitions of other companies. As the Company's current capital constraints already imposes a limit to such activity, the impact of these prohibitions is minimal. At June 30, 1998 no amount was outstanding under this credit facility, and the Company had $23.1 million of working capital.

For the remainder of 1998 the Company anticipates repaying $4.2 million of redeemable preferred stock and paying, subject to declaration by the Board of Directors, $2.5 million of preferred dividends. Furthermore, the Company currently has no material commitments for capital expenditures.

Based on the Company's current working capital position and expected net cash provided by operating activities, the Company expects to be able to meet all its other current obligations as they become due.


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

The Company continued its restructuring and cost reduction initiative, incurring $0.5 million in termination benefit arrangements with certain corporate employees for the first six months of 1998. The Company does not have any additional restructuring plans for the remainder of 1998.


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

                            PART II OTHER INFORMATION


Item 4.       Submission of Matters to a Vote of Security Holders

(a) Annual Meeting of Shareholders June 3, 1998.

(c)  Proposals

              1.  Election
                  of Directors              For          Against     Withheld      Abstain

                  Irik P. Sevin            40,240,206         *          152,562         *
                  Audrey L. Sevin          40,240,206         *          152,562         *
                  Phillip Ean Cohen        40,240,206         *          152,562         *
                  Thomas J. Edelman        40,240,206         *          152,562         *
                  Wolfgang Traber          40,240,206         *          152,562         *
                  Paul Biddelman           40,235,436         *          157,331         *
                  Stephen Russell          40,240,206         *          152,562         *




              2. Ratification of Appointment of KPMG Peat Marwick LLP as the Company's Independent Auditors

                                           For               Against              Abstain

                                          49,369,265            25,686               6,816





Item 5.       Other Events

Petroleum Heat and Power Co., Inc. and Star Gas Partners, L.P., Business Combination

In August 1998, the Company and Star Gas Partners, L.P. ("Star," "Star Gas," or "the Partnership") announced that they have reached an agreement in principle to enter into a strategic business combination in which Petro would become a wholly owned subsidiary of Star ("Star Gas/Petro Transaction").
This transaction would be effected through Petro Shareholders exchanging their approximately 26.6 million shares of Petro Common Stock for approximately 3.6 million Star master limited partnership Units which will be subordinated to the existing Star Common Units.

Star Gas currently distributes to its partners, on a quarterly basis, all of its Available Cash, which is generally all of the cash receipts of the Partnership less all cash disbursements, with a targeted Minimum Quarterly Distribution ("MQD") of $0.55 per Unit, or $2.20 per Unit on an annualized basis. In connection with the Petro transaction, the Partnership will increase the MQD to $.575 per unit or $2.30 per Unit on an annualized basis. This increase in the MQD reflects the expectation that the transaction will be accretive to the Partnership. The increase in the MQD will also serve to raise the threshold needed to end the Subordination Period.

Of the 3.6 million subordinated Partnership units anticipated to be distributed to Petro shareholders, 2.8 million will be Senior Subordinated Units and approximately 857,000 will be Junior Subordinated Units and General Partnership Interests. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the NYSE) and will be subordinated in distributions to Star's Common Units. The Junior Subordinated Units and General Partnership Interests will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A common stock and the Junior Subordinated Units and General Partnership Interest will be exchanged with individuals that currently own Petro's Class C common stock. Certain holders of the Company's Class C common stock will also exchange their shares for Senior Subordinated Units.

It is currently contemplated that 21,177,000 shares of Petro Common
Stock will be exchanged for 2,767,000 Star Gas Senior Subordinated Units. 5,386,000 shares of Petro common stock, held by certain individuals who currently own Petro Class C common stock, including Irik P. Sevin, Chairman of Petro and Star Gas and other members of a group that currently controls Petro, will be exchanged for 579,000 Junior Subordinated Units and General Partnership Interests which are economically equivalent to 279,000 Junior Subordinated Units.

Under the partnership subordination provision, distributions on Star Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution requirement. Distributions on Star Junior Subordinated Units and to the General Partner may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the Minimum Quarterly Distribution requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years. In any event, as a condition of this transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or to the General Partner except to the extent Available Cash is earned from operations.

Like many other publicly traded master limited partnerships, the Partnership contains a provision which provides the General Partner incentive distributions in excess of certain targeted amounts.
This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the Senior Subordinated Units and Junior Subordinated Units as well as to the General Partner.

In connection with the Transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Interests can earn, pro rata, 303,000 additional Senior Subordinated Units each year that Petro provides $.50 per unit accretion to Star to a maximum of 909,000 additional Senior Subordinated Units.

In connection with the transaction, Star Gas intends to raise approximately $140 million through a public offering of Common Units and $120 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million in Petro public and private debt and preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws. This announcement does not constitute an offer to sell any securities. As part of this recapitalization, Petro also intends to restructure $66.2 million of privately held Notes.

Petro has reached an agreement with institutional holders of an aggregate of $149 million or 63.1% of such public debt and preferred stock to permit the redemption of such securities at the closing of the Star Gas/Petro Transaction. This agreement allows Petro to redeem its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes and 12 1/4% Subordinated Debentures at 100%, 100% and 103.5% of principal amount, respectively, and to redeem its 12 7/8% Preferred Stock at $23 per share. In consideration for this early redemption right, Petro has agreed to issue to such holders 3.37 shares of newly issued Petro Junior Convertible Preferred Stock for each $1,000 in principal amount or liquidation preference of such securities. Each share of Petro Junior Convertible Preferred Stock will be exchangeable into .13 of a Star common Unit at the conclusion of this transaction representing a maximum 104,000 MLP units. Should the transaction not be consummated, the Junior Preferred Stock will be converted into a like number of shares of Class A Common Stock.

Petro will offer to the remaining holders of Petro's publicly traded debt and preferred stock the same right of early redemption under the same terms and conditions as agreed to by the consenting holders. This proposal will be made through an exchange offer that is expected to commence shortly. This transaction and the associated Petro recapitalization is subject to receiving an agreement to the early redemption from at least 90% of the outstanding publicly traded debt and preferred stock.

Petro currently has a 40.7% equity interest in the Partnership and a subsidiary of Petro is its general partner. After completion of the transaction, the Petro shareholders will own approximately 26% of Star's equity through Subordinated Units and General Partnership Interests. The holders of the Partnership's Common Units (including an estimated 6.4 million Common Units that will be sold in the Partnerships $140 million public offering) will own an aggregate approximately 74% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by members of Petro's current control group.

The Board of Directors of Star Gas has appointed an independent committee of directors to represent Star Gas in this matter. This committee has retained A.G. Edwards & Sons Inc. to act as its financial advisor and to determine the fairness of this transaction to the Star Gas Common Unit holders. The Board of Directors of Petro has retained PaineWebber Incorporated as its financial advisor and Dain Rauscher Wessels to render an opinion as to the fairness to Petro of this transaction.

The completion of the Petro Transaction is subject to the negotiation and execution of definitive agreements, the receipt of regulatory approvals, the approval of Star's nonaffiliated common unit holders and Petro's nonaffiliated common shareholders, other necessary partnership and corporate approvals, fairness opinions from A.G. Edwards & Sons Inc. and Dain Rauscher Wessels, and the agreement to early redemption by the holders of 90% of Petro's publicly traded debt and preferred stock.

Noncompliance with The NASDAQ Stock Market Minimum Bid Price Requirement

The Company received notification from The NASDAQ Stock Market ("NASDAQ") that its Class A Common Stock was not in compliance pursuant to the newly enacted NASD Market Place Rules regarding the minimum bid price requirement. The Company responded to NASDAQ outlining its position as to why NASDAQ should not take any action to delist Petro's Class A Common Stock from its National Market System ("NMS"). Among the reasons given for not delisting the stock was the possibility of the previously described Star/Petro Transaction. Should the NASDAQ Hearing Panel not grant the Company's written request for continued listing on the NMS, the Company would then request a full oral hearing on this matter as provided for under the NASD Market Place Rules.

With the exception of the minimum bid price of $5.00 per share, the Company currently meets all of NASDAQ's other alternate maintenance standards. The Company, through its Board of Directors, has the corporate power to increase the minimum bid price per share to amounts in excess of $5.00 by effecting a reverse stock-split. Such an action would decrease the number of shares outstanding and proportionately increase the market value of each share, and as a result allow the Company to then meet the minimum bid price maintenance criteria to remain on the NASDAQ NMS.

Alternatively, the Company could also request inclusion of its Class A Common Stock on the NASDAQ Small-Cap Market since it meets the maintenance requirements associated with this listing.

Item 6.       Exhibits and Reports on Form 8-K


        (a)  Exhibits Included Within:

                      4.10 Certificate of Designation setting forth resolution creating a series of Preferred Stock designated as 1998 Junior Convertible Preferred Stock.

                     10.28 Fifth Amendment dated as of July 15, 1998 to the Fourth Amended and Restated Credit Agreement, dated as of September 27, 1996, among Petroleum Heat and Power Co., Inc., the several banks and financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for such Banks.

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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Signature             Title                                 Date
---------             -----                                 ----
Irik P. Sevin         Chairman of the Board, Chief          August 14, 1998
-------------         Executive Officer, and
Irik P. Sevin         Chief Financial and Accounting
                      Officer and Director



