Form 10-Q
period 1998-09-30
PETROLEUM HEAT & POWER CO INC
filed 1998-10-28
CIK 736768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 1998
                               ------------------

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

Commission File Number: 1-9358

                        PETROLEUM HEAT AND POWER CO., INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

MINNESOTA                                                06-1183025
----------------------------------------                 -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

2187 ATLANTIC STREET, STAMFORD, CT                       06902
----------------------------------------                 -----------------------
(Address of principal executive Offices)                 (Zip Code)

         Registrant's telephone number, including area code:  (203) 325-5400



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

                                                           Yes  /X/   No / /

As of September 30, 1998 there were 23,964,962 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                 PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                                INDEX TO FORM 10-Q

                                                                            PAGE

PART 1   FINANCIAL INFORMATION:

Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets

     September 30, 1998 and December 31, 1997                                  3

     Condensed Consolidated Statements of Operations for the Three
     Months Ended September 30, 1998 and September 30, 1997 and the
     Nine Months Ended September 30, 1998 and September 30, 1997               4

     Condensed Consolidated Statement of Changes in
     Stockholders' Equity (Deficiency) for the
     Nine Months Ended September 30, 1998                                      5

     Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended
     September 30, 1998 and September 30, 1997                                 6

     Notes to Condensed Consolidated Financial Statements                  7 - 8


Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 14



PART 2   OTHER INFORMATION:

Item 5 - Other Events                                                    15 - 16

Item 6 - Exhibits and Reports on Form 8-K                                     17

Signature                                                                     18

                 PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except per share data)                                     (UNAUDITED)
                                                                          SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                        1998              1997
------                                                                    -------------     ------------
Current assets:
  Cash                                                                      $  13,767        $   2,390
  Restricted cash                                                               4,900              -
  Accounts receivable (net of allowance of $1,945 and $980)                    38,163           78,987
  Inventories                                                                  13,997           16,285
  Prepaid expenses                                                             10,889            6,203
  Notes receivable and other current assets                                       996            1,259
                                                                            ---------        ---------
     Total current assets                                                      82,712          105,124
                                                                            ---------        ---------

Property, plant and equipment - net                                            28,799           30,615

Intangible assets (net of accumulated amortization
 of $302,095 and $285,850)
   Customer lists                                                              56,298           69,265
   Deferred charges                                                            22,860           24,924
                                                                            ---------        ---------
                                                                               79,158           94,189

Investment in and advances to the Star Gas Partnership                         20,077           27,499
Deferred gain on Star Gas Transaction                                         (19,964)         (19,964)
                                                                            ---------        ---------
                                                                                  113            7,535
                                                                            ---------        ---------

Restricted cash                                                                 6,900            9,350
Other assets                                                                      996            1,033
                                                                            ---------        ---------
                                                                            $ 198,678        $ 247,846
                                                                            =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Working capital borrowings                                                    $   -         $  3,000
  Current debt                                                                  8,021            2,391
  Current maturities of redeemable and exchangeable preferred stock             4,167            4,167
  Accounts payable                                                              6,320           14,759
  Customer credit balances                                                     28,803           20,767
  Unearned service contract revenue                                            13,599           15,321
  Accrued expenses and other liabilities                                       29,281           32,283
                                                                            ---------        ---------
     Total current liabilities                                                 90,191           92,688
                                                                            ---------        ---------

Supplemental benefits and other long-term liabilities                           5,003            5,043
Pension plan obligation                                                         5,683            5,702
Notes payable and other long-term debt                                          8,514           16,507
Senior notes payable                                                           62,050           63,100
Subordinated notes payable                                                    208,300          209,350

Redeemable and exchangeable preferred stock                                    28,555           32,489

Common stock redeemable at option of stockholder (83 Class A and
 21 Class C shares)                                                               656              656
Note receivable from stockholder                                                 (656)            (656)

Stockholders' equity (deficiency):
 Preferred stock-no par value; 1,000 shares
  authorized, 787 and 0 shares issued and outstanding                               -              -
 Class A common stock-par value $.10 per share; 60,000 shares
  authorized, 23,882 and 23,606 shares issued and outstanding                   2,389            2,361
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares issued and outstanding                                      1                1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,577 shares issued and outstanding                                 258              258
 Additional paid-in capital                                                    83,046           81,358
 Deficit                                                                     (290,666)        (256,365)
 Minimum pension liability adjustment                                          (4,646)          (4,646)
                                                                            ---------        ---------
     Total stockholders' equity (deficiency)                                 (209,618)        (177,033)
                                                                            ---------        ---------
                                                                            $ 198,678        $ 247,846
                                                                            =========        =========

          See accompanying notes to condensed consolidated financial statements.

                     PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

(In thousands, except per share data)                                        THREE MONTHS                    NINE MONTHS
                                                                           ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                       -------------------------        -----------------------
                                                                         1998            1997             1998          1997
                                                                       ---------       ---------        ---------     ---------
Net sales                                                              $  42,113       $  50,788        $ 291,479     $ 386,855
Cost of sales                                                             34,188          43,206          191,508       271,269
                                                                       ---------       ---------        ---------     ---------
  GROSS PROFIT                                                             7,925           7,582           99,971       115,586

Selling, general and administrative expenses                              21,162          25,069           64,348        75,103
Direct delivery expense                                                    2,928           3,421           17,410        21,189
Restructuring charges                                                         -              -                535         1,300
Corporate identity expenses                                                   -            1,078              152         3,188
Star Gas transaction expenses                                              1,029             -              1,029           -
Pension curtailment                                                           -              654              -             654
Amortization of customer lists                                             4,140           4,488           12,966        13,419
Depreciation of plant and equipment                                        1,767           1,801            5,195         5,352
Amortization of deferred charges                                           1,041           1,165            3,279         3,469
Provision for supplemental benefits                                           89             141              268           424
                                                                       ---------       ---------        ---------     ---------
  OPERATING LOSS                                                         (24,231)        (30,235)          (5,211)       (8,512)

Other income (expense):
 Interest expense                                                         (8,320)         (8,432)         (24,805)      (25,581)
 Interest income                                                             680             681            1,893         1,804
 Other                                                                        11              27              127            65
                                                                       ---------       ---------        ---------     ---------
  Loss before income taxes and equity interest                           (31,860)        (37,959)         (27,996)      (32,224)

Income taxes                                                                 -               -                325           350
                                                                       ---------       ---------        ---------     ---------
  Loss before equity interest                                            (31,860)        (37,959)         (28,321)      (32,574)

Share of loss of Star Gas Partnership                                     (2,355)         (2,357)          (1,890)       (1,808)
                                                                       ---------       ---------        ---------     ---------
  NET (LOSS)                                                           $ (34,215)      $ (40,316)       $ (30,211)    $ (34,382)
                                                                       =========       =========        =========     =========

Preferred Stock dividends                                                 (1,562)         (1,861)          (4,090)       (3,678)
                                                                       ---------       ---------        ---------     ---------
  NET (LOSS) APPLICABLE TO COMMON STOCK                                $ (35,777)      $ (42,177)       $ (34,301)    $ (38,060)
                                                                       =========       =========        =========     =========

Basic earnings (losses) per Class A and
 Class C Common Stock                                                  $   (1.35)      $   (1.61)       $   (1.29)    $   (1.47)

Diluted earnings (losses) per Class A and
 Class C Common Stock                                                  $   (1.35)      $   (1.61)       $   (1.29)    $   (1.47)



          See accompanying notes to condensed consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)

                       NINE MONTHS ENDED SEPTEMBER 30, 1998


(IN THOUSANDS)

                                               COMMON STOCK
                             ---------------------------------------------
                             CLASS A            CLASS B           CLASS C                                       MINIMUM
                             ---------------------------------------------          ADDITIONAL                  PENSION
                 PREFERRED   # OF                # OF             # OF               PAID-IN                   LIABILITY
                   STOCK      SHARES     AMT.    SHARES    AMT.    SHARES    AMT.    CAPITAL       DEFICIT        ADJ.     TOTAL
                   -----      ------     ----    ------    ----    ------    ----    -------       -------        ----     -----
BALANCE AT     ----------- --------- --------- -------- ------- --------- ------- ----------- -------------- ----------- ----------
 12/31/97        $ -          23,606    $2,361       11      $1     2,577    $258  $81,358        $(256,365)    $(4,646) $(177,033)

NET LOSS                                                                                            (30,211)               (30,211)

CASH
 DIVIDENDS
 DECLARED
 AND PAID                                                                                            (4,090)                (4,090)

CLASS A
 COMMON
 STOCK
 ISSUED
 UNDER THE
 DIVIDEND
 REINVESTMENT
 PLAN                            271        27                                         583                                     610

JUNIOR
 CONVERTIBLE
 PREFERRED
 STOCK
 ISSUED IN
 CONNECTION
 WITH
 EXCHANGE
 OFFER             -                                                                 1,216                                   1,216

OTHER                              5         1                                        (111)                                   (110)

BALANCE AT
                 -----------------------------------------------------------------------------------------------------------------
  9/30/98        $ -          23,882    $2,389       11      $1     2,577    $258  $83,046        $(290,666)    $(4,646) $(209,618)
                 =================================================================================================================





          See accompanying notes to condensed consolidated financial statements.

                  PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)

                                                                                           NINE MONTHS ENDED
(In thousands)                                                                                SEPTEMBER 30,
                                                                                        -------------------------
                                                                                          1998             1997
                                                                                        --------         --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss                                                                                $(30,211)        $(34,382)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                                          12,966           13,419
  Depreciation of plant and equipment                                                      5,195            5,352
  Amortization of deferred charges                                                         3,279            3,469
  Share of loss of Star Gas                                                                1,890            1,808
  Provision for losses on accounts receivable                                              1,390            1,435
  Provision for supplemental benefits                                                        268              424
  Other                                                                                     (146)             (84)

  Change in Operating Assets and Liabilities, net of effects of acquisitions and dispositions:
    Decrease in accounts receivable                                                       39,434           39,946
    Decrease in inventory                                                                  2,288            9,076
    Decrease (increase) in other current assets                                           (4,423)             480
    Decrease (increase) in other assets                                                       37             (138)
    Decrease in accounts payable                                                          (8,439)         (10,509)
    Increase in customer credit balances                                                   8,036            9,168
    Decrease in unearned service contract revenue                                         (1,722)            (743)
    Decrease in accrued expenses                                                          (1,039)          (4,379)
                                                                                        --------         --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                28,803           34,342
                                                                                        --------         --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Minimum quarterly distributions from Star Gas Partnership                                  4,263            4,130
Acquisitions                                                                                  -           (13,195)
Capital expenditures                                                                      (3,395)          (5,404)
Net proceeds from sales of fixed assets                                                      143              410
                                                                                        --------         --------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                       1,011          (14,059)
                                                                                        --------         --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from sale of Star Gas units                                                   1,271              -
Net proceeds from issuance of common stock                                                   610            1,749
Net proceeds from issuance of preferred stock                                                 -            28,323
Repayment of senior notes payable                                                         (1,050)          (1,050)
Repayment of subordinated notes payable                                                   (1,050)          (1,050)
Redemption of preferred stock                                                             (4,167)          (4,167)
Credit facility borrowings                                                                 5,000           13,000
Credit facility repayments                                                                (8,000)         (35,000)
Net decrease (increase) in restricted cash                                                (2,450)           3,000
Cash dividends paid                                                                       (6,054)         (11,410)
Other                                                                                     (2,547)          (3,129)
                                                                                        --------         --------
 NET CASH USED IN FINANCING ACTIVITIES                                                   (18,437)          (9,734)
                                                                                        --------         --------

 NET INCREASE IN CASH                                                                     11,377           10,549
 CASH AT BEGINNING OF YEAR                                                                 2,390            3,257
                                                                                        --------         --------
 CASH AT END OF PERIOD                                                                  $ 13,767         $ 13,806
                                                                                        ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                               $ 26,099         $ 29,363
 Income taxes                                                                           $    141         $    135

Noncash financing activity:
 Issuance of junior preferred stock pursuant to subordinated
  bond and cumulative redeemable preferred exchange                                     $  1,216         $    -
 Increase in deferred charges                                                           $ (1,216)        $    -


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

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     2.  ACCOUNTING CHANGES

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements and notes thereto. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 was adopted and the Company's comprehensive income consists of net income and the minimum pension liability adjustment. Comprehensive loss for the three months ended September 30, 1998 and 1997, was $(34,215) and $(40,316), and comprehensive loss for the nine months ended September 30, 1998 and 1997, was $(30,211) and $(34,382)
     respectively. Accumulated other comprehensive income at September 30, 1998 and December 31, 1997 was $(4,646). The Company calculates its minimum pension liability adjustment annually in the fourth quarter in accordance with SFAS No. 87 - "Employers' Accounting for Pensions" and no adjustment is reflected in quarterly comprehensive income until such time.

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

     3.  EARNINGS PER SHARE

                                                                             THREE MONTHS                    NINE MONTHS
                                                                           ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                                       -------------------------        -----------------------
                                                                         1998            1997             1998          1997
                                                                       ---------       ---------        ---------     ---------
      BASIC EARNINGS (LOSSES) PER SHARE:

      Net loss                                                         $ (34,215)      $ (40,316)       $ (30,211)    $ (34,382)
      Less:  Preferred stock dividends                                    (1,562)         (1,861)          (4,090)       (3,678)
                                                                       ---------       ---------        ---------     ---------
       Loss available to common stockholders (Numerator)               $ (35,777)      $ (42,177)       $ (34,301)    $ (38,060)
                                                                       =========       =========        =========     =========

      Class A Common Stock                                                23,965          23,538           23,960        23,339
      Class B Common Stock                                                    11              11               11            11
      Class C Common Stock                                                 2,598           2,598            2,598         2,598
                                                                       ---------       ---------        ---------     ---------
       Weighted average shares outstanding (Denominator)                  26,574          26,147           26,569        25,948
                                                                       =========       =========        =========     =========

      Basic losses per share                                           $   (1.35)      $   (1.61)       $   (1.29)    $   (1.47)
                                                                       =========       =========        =========     =========

      DILUTED EARNINGS (LOSSES) PER SHARE:

      Effect of dilutive securities                                    $    -          $    -           $    -        $    -
                                                                       ---------       ---------        ---------     ---------
       Loss available to common stockholders (Numerator)               $ (35,777)      $ (42,177)       $ (34,301)    $ (38,060)
                                                                       =========       =========        =========     =========

      Weighted average shares outstanding                                 26,574          26,147           26,569        25,948
      Effect of dilutive securities -
       Stock Grants                                                         - *             - *              - *           - *
                                                                       ---------       ---------        ---------     ---------
       Adjusted weighted average shares (Denominator)                     26,574          26,147           26,569        25,948
                                                                       =========       =========        =========     =========

      Diluted losses per share                                         $   (1.35)      $   (1.61)       $   (1.29)    $   (1.47)
                                                                       =========       =========        =========     =========

     * 0 shares included due to loss in the period.

                  PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

     4.  DEFERRED GAIN ON THE 1995 STAR GAS TRANSACTION

     In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million on the 1995 Star Gas transaction because the Company received subordinate units which do not have a readily ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at September 30, 1998, these funds were no longer restricted at the Star Gas level because they had been released to Petro since the quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

                PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

OVERVIEW

In analyzing Petro's results for the three- and nine-month periods ended September 30, 1998, one should consider the seasonal nature of the Company's business, which results in the sale by the Company of approximately 50% of its annual volume of fuel oil in the first quarter, 30% in the fourth quarter, and 20% in the second and third quarters combined. Unlike this pattern of distribution, however, many of the Company's costs are incurred evenly throughout the year, resulting in non-heating season operating and net losses.

NINE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

VOLUME. Home heating oil volume decreased 19.9% to 226.6 million gallons for the nine months ended September 30, 1998, as compared to 282.8 million gallons for the nine months ended September 30, 1997. This decline was primarily due to 17.2% warmer weather for the period, including the 19.8% warmer weather in the first quarter of 1998, caused by the effects of the climatic phenomenon known as "El Nino." In addition, volume was negatively impacted by the sale of the Company's Hartford, CT operations in November 1997 and by net account attrition. Partially offsetting these factors was the acquisition by the Company of eleven individually insignificant heating oil companies during 1997.

NET SALES. Net sales decreased 24.7% to $291.5 million for the nine months ended September 30, 1998, as compared to $386.9 million for the nine months ended September 30, 1997. This decline reflects the impact of decreased volume as well as the impact of lower selling prices associated with lower wholesale costs.

GROSS PROFIT. Gross profit decreased 13.5% to $100.0 million for the nine months ended September 30, 1998, as compared to $115.6 million for the nine months ended September 30, 1997, due to the decline in volume described above. Gross profit did not decline to the same extent as volume due to an increase of 3.6 cents per gallon in home heating oil margins in 1998 as compared to 1997, as well as a decline in net service expense, which is included in the Company's calculation of gross profit. The service expense decline was both a result of the Company's productivity improvements and weather-related.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $10.8 million (14.3%) to $64.3 million for the nine months ended September 30, 1998, as compared to $75.1 million for the nine months ended September 30, 1997. This decline was due both to reductions in certain expenses resulting from the Company's operational restructuring programs, and to the Company's ability to reduce overhead costs in response to a decline in volume. Also contributing to this decline were significant reductions in corporate staff and other expenses which were part of a cost reduction program begun in December 1997.

DIRECT DELIVERY EXPENSES. Direct delivery expenses decreased 17.8% to $17.4 million for the nine months ended September 30, 1998, as compared to $21.2 million for the nine months ended September 30, 1997, reflecting the Company's ability to reduce costs both in response to a decline in volume and to a much lesser extent its productivity improvements.

RESTRUCTURING CHARGES. Restructuring charges of $0.5 million for the nine months ended September 30, 1998 represent expenses associated with corporate staff reductions. Charges for the nine months ended September 30, 1997, which total $1.3 million, represent costs associated with the Company's regionalization and consolidation program in the New York/Long Island region.

CORPORATE IDENTITY EXPENSES. Corporate identity expenses for the nine months ended September 30, 1998 were $0.2 million, as compared to $3.2 million for the nine months ended September 30, 1997. These expenses represent costs associated with the Company's brand identity program, implemented in the Company's New York and Mid Atlantic regions during 1997. They include the cost of repainting all delivery and service vehicles to reflect the company's new identity. Through this program the Company intends to capitalize on its size by building significant brand equity in one "Petro" brand name, rather than the multiple names previously in use.

STAR GAS TRANSACTION EXPENSES. Star Gas transaction expenses of $1.0 million for the nine months ended September 30, 1998 represent costs incurred, consisting of legal expenses to date, in association with the Company's previously announced business combination with Star. It is expected that the Company will incur a total of $6.0 to $7.5 million of costs associated with this transaction, the majority of which will occur in 1998.

AMORTIZATION OF CUSTOMER LISTS. Amortization of customer lists decreased 3.4% to $13.0 million for the nine months ended September 30, 1998, as compared to $13.4 million for the nine months ended September 30, 1997, reflecting the impact of certain customer lists becoming fully amortized.

DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT. Depreciation and amortization of plant and equipment decreased 2.9% to $5.2 million for the nine months ended September 30, 1998, as compared to $5.4 million for the nine months ended September 30, 1997, as the impact of certain assets becoming fully depreciated exceeded the impact of the Company's recent fixed asset additions.

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges decreased 5.5% to $3.3 million for the nine months ended September 30, 1998, as compared to $3.5 million for the nine months ended September 30, 1997, reflecting the impact of certain deferred charges becoming fully amortized.

OPERATING LOSS. Operating loss improved 38.8% to a loss of $5.2 million for the nine months ended September 30, 1998, as compared to a loss of $8.5 million for the nine months ended September 30, 1997. Excluding the impact of one-time charges for restructuring, corporate identity, pension curtailment, and Star Gas transaction expenses, operating loss increased 3.7%, from a loss of $3.4 million to a loss of $3.5 million. This increase was far less than the decline in volume due to an increase in the Company's heating oil margins and to sizable reductions in service and operating expenses related to the Company's operational restructuring programs and its ability to contain costs in response to the warm weather.

NET INTEREST EXPENSE. Net interest expense decreased 3.6% to $22.9 million for the nine months ended September 30, 1998, as compared to $23.8 million for the nine months ended September 30, 1997. This was due to lower working capital borrowings and to a slight decline in average borrowings outstanding.

EQUITY IN LOSS OF STAR GAS PARTNERSHIP. Equity in the loss of Star Gas Partnership increased 4.5% to a loss of $1.9 million for the nine months ended September 30, 1998, as compared to a loss of $1.8 million for the nine months ended September 30, 1997. This decline was due to the impact of warm weather on Star Gas' operations, largely offset by the impact of acquisitions completed by Star.

NET LOSS. Net loss improved 12.1% to a loss of $30.2 million for the nine months ended September 30, 1998, as compared to a loss of $34.4 million for the nine months ended September 30, 1997. Excluding the impact of one-time charges for restructuring, corporate identity, pension curtailment, and Star Gas transaction expenses, operating loss improved 2.5%, from a loss of $29.2 million to a loss of $28.5 million. This improvement was despite a significant decline in volume for the period, and was primarily attributable to an increase in the Company's heating oil margins and to sizable reductions in service and operating expenses related to the Company's operational restructuring programs and its ability to contain costs in response to the warm weather. The improvement was also favorably impacted by a decline in net interest expense.

EBITDA*. EBITDA improved 16.6% to $16.5 million for the nine months ended September 30, 1998, as compared to $14.2 million for the nine months ended September 30, 1997. Excluding the impact of one-time charges for restructuring, corporate identity, pension curtailment, and Star Gas transaction expenses, EBITDA declined 5.6%, from $19.3 million to $18.2 million. This decline was far less than the decline in volume for the period, which was primarily attributable to an increase in the Company's heating oil margins and to sizable reductions in operating expenses related to the Company's operational restructuring programs and its ability to contain costs in response to the warm weather.

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

THREE MONTHS ENDED SEPTEMBER 30, 1998
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

VOLUME. Home heating oil volume decreased 18.4% to 23.3 million gallons for the three months ended September 30, 1998, as compared to 28.5 million gallons for the three months ended September 30, 1997. This decline was due to warmer weather during the period, as well as the impact of the sale of the Company's Hartford, CT operations in November 1997 and net account attrition.

NET SALES. Net sales decreased 17.1% to $42.1 million for the three months ended September 30, 1998, as compared to $50.8 million for the three months ended September 30, 1997. This decline reflects the impact of decreased volume as well as the impact of lower selling prices associated with lower wholesale costs.

GROSS PROFIT. Gross profit increased 4.5% to $7.9 million for the three months ended September 30, 1998, as compared to $7.6 million for the three months ended September 30, 1997. This increase was despite the decline in volume described above, and was due to an increase of 6.2 cents per gallon in home heating oil margins in 1998 as compared to 1997, as well as a decline in net service expense, which is included in the Company's calculation of gross profit. The service expense decline was primarily a result of the Company's productivity improvements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $3.9 million (15.6%) to $21.2 million for the three months ended September 30, 1998, as compared to $25.1 million for the three months ended September 30, 1997. This decline was due to the combination of reductions in certain expenses resulting from the Company's significant cost reduction program which began in December 1997 and to lower volume.

DIRECT DELIVERY EXPENSES. Direct delivery expenses decreased 14.4% to $2.9 million for the three months ended September 30, 1998, as compared to $3.4 million for the three months ended September 30, 1997, reflecting the Company's ability to reduce costs both in response to a decline in volume and through its productivity improvements.

CORPORATE IDENTITY EXPENSES. Corporate identity expenses of $1.1 million for the three months ended September 30, 1997 represent costs associated with the Company's brand identity program, implemented in the Company's New York and Mid Atlantic regions during 1997. These costs include the cost of repainting all delivery and service vehicles to reflect the company's new identity.

STAR GAS TRANSACTION EXPENSES. Star Gas transaction expenses of $1.0 million for the three months ended September 30, 1998 represent costs incurred, consisting of legal expenses to date, in association with the Company's previously announced business combination with Star. It is expected that the Company will incur a total of $6.0 to $7.5 million of costs associated with this transaction, the majority of which will occur in 1998.

AMORTIZATION OF CUSTOMER LISTS. Amortization of customer lists decreased 7.8% to $4.1 million for the three months ended September 30, 1998, as compared to $4.5 million for the three months ended September 30, 1997, reflecting the impact of certain customer lists becoming fully amortized.

DEPRECIATION AND AMORTIZATION OF PLANT AND EQUIPMENT. Depreciation and amortization of plant and equipment remained virtually unchanged at $1.8 million for the three months ended September 30, 1998.

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges decreased 10.6% to $1.0 million for the three months ended September 30, 1998, as compared to $1.2 million for the three months ended September 30, 1997, reflecting the impact of certain deferred charges becoming fully amortized.

OPERATING LOSS. Operating loss improved 19.9% to a loss of $24.2 million for the three months ended September 30, 1998, as compared to a loss of $30.2 million for the three months ended September 30, 1997. Excluding the impact of one-time charges for corporate identity, pension curtailment, and Star Gas transaction expenses, operating loss improved 18.6%, from a loss of $28.5 million to a loss of $23.2 million. This improvement was primarily attributable to reductions in operating expenses and to an increase in the Company's heating oil margins.

NET INTEREST EXPENSE. Net interest expense decreased 1.4% to $7.6 million for the three months ended September 30, 1998, as compared to $7.8 million for the three months ended September 30, 1997. This was due to a slight decline in average long-term borrowings outstanding.

EQUITY IN LOSS OF STAR GAS PARTNERSHIP. Equity in the loss of Star Gas Partnership remained virtually unchanged at a loss of $2.4 million for the three months ended September 30, 1998.

NET LOSS. Net loss improved 15.1% to a loss of $34.2 million for the three months ended September 30, 1998, as compared to a loss of $40.3 million for the three months ended September 30, 1997. Excluding the impact of one-time charges for corporate identity, pension curtailment, and Star Gas transaction expenses, net loss improved 14.0%, from a loss of $38.6 million to a loss of $33.2 million. This improvement was primarily attributable to reductions in operating expenses and to an increase in the Company's heating oil margins.

EBITDA. EBITDA improved 24.1% to a loss of $17.2 million for the three months ended September 30, 1998, as compared to a loss of $22.6 million for the three months ended September 30, 1997. Excluding the impact of one-time charges for corporate identity, pension curtailment, and Star Gas transaction expenses, EBITDA improved 22.7%, from a loss of $20.9 million to a loss of $16.2 million. This improvement was primarily attributable to reductions in operating expenses and to an increase in the Company's heating oil margins.

LIQUIDITY AND FINANCIAL CONDITION

Net cash provided by operating activities for the nine months of $28.8 million combined with the $1.3 million net proceeds from the sale of Star Gas units amounted to $30.1. These funds were utilized in investing activities for the purchase of fixed assets of $3.4 million; and in financing activities to repay senior notes payable of $1.05 million, repay subordinated notes of $1.05 million, repay net working capital borrowings of $3.0 million, pay cash dividends of $6.1 million, increase the cash collateral account maintained with the Company's lenders to secure certain letter-of-credit obligations of $2.4 million, redeem preferred stock of $4.2 million, and for other financing activities of $2.5 million, which is comprised mainly of the redemption of $2.3 million of Notes Payables issued in connection with the purchase of fuel oil dealers. These financing activities were partially offset by cash provided from the Star Gas distributions of $4.3 million, the proceeds from the sale of fixed assets of $0.1 million, and proceeds from dividend reinvestments of $0.6 million. As a result of the above activities, the Company's cash balance increased by $11.4 million since December 31, 1997.

In July 1998, the Company renewed its $47.0 million working capital revolving credit facility which will expire in June 1999. In consideration for the extension of this facility to June 1999, the Company agreed to, amongst other things, pay no common cash dividends and not make any acquisitions of other companies. As the Company's current capital constraints already imposes a limit to such activity, the impact of these prohibitions is minimal. At September 30, 1998 no amount was outstanding under this credit facility.

For the remainder of 1998 the Company anticipates paying $1.0 million of preferred dividends and incurring additional Star Gas transaction expenses of $3.5 to $4.5 million. Furthermore, the Company currently has no material commitments for capital expenditures.

Star Gas announced in October 1998 that the Partnership will not make its $1.4 million quarterly distribution on its subordinated units held by Petro, originally scheduled for November 1998, in order to partially fund the Partnership's acquisition program with internally generated cash flows and in reaction to abnormally warm weather attributable to what is commonly referred to as El Nino.

Based on the Company's current working capital position and expected net cash provided by operating activities, the Company expects to be able to meet all its obligations as they become due.

YEAR 2000

The "Year 2000" Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to address this issue. The scope of this review included the assessment of the Company's information technology environment as well as the compliance attainment efforts of the Company's major service providers. Most key suppliers and business partners have been contacted with regard to their Year 2000 state of readiness such as the Company's software developer, significant suppliers, payroll provider, and banking partners, and the Company has obtained reasonable comfort that this issue is being adequately addressed.

The Company's main applications and operating systems have a combination of compliant and non-compliant systems. The primary computer platform which supports much of the Company's operations was designed to be Year 2000 compliant, and the Company has obtained a compliance warranty attesting to this fact. However, the Company has identified potential problem areas and assessed a total cost of approximately $200,000 to make the entire system Year 2000 compliant. The Company's state of readiness to make each identified area Year 2000 compliant is at the implementation stage. Through September 30, 1998 the Company has incurred approximately $50,000 in Year 2000 compliance expenses for applications and hardware, and it expects to incur an additional $150,000 through the summer of 1999 for additional applications and hardware.

In addition, the Company has also accelerated the planned replacement of its internal messaging system in order to gain company-wide Year 2000 messaging compatibility. The Company expects to incur an additional $250,000 by the summer of 1999 to complete this project.

If the Company fails to be Year 2000 compliant, a worse case scenario would be system failures and miscalculations that could adversely affect operations. However, because the primary computer platform which currently supports much of the Company's operations is already Year 2000 compliant and continues to show positive test results like those of other existing and newly installed Year 2000 compliant systems being tested, the Company would experience only minor operational disruptions even in such worse case scenario. Business contingency plans designed to mitigate the Company's worse case scenario and potential disruptions to business operations include continued substantive pre-testing of existing and newly installed Year 2000 compliant systems. This coupled with the Company's existing effort to relieve information technology systems from non-critical, non-Year 2000 projects, while simultaneously planning the availability of all information technology personnel before, during, and after the Year 2000 changeover is designed to mitigate the effects of potential business disruptions.

Notwithstanding the substantive work involved in making all its systems Year 2000 compliant, the Company could still potentially experience disruptions to some aspects of its various activities and operations, including those resulting from non-compliant systems utilized by unrelated third party governmental and business entities.

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

The Company continued its restructuring and cost reduction initiative, incurring $0.5 million in termination benefit arrangements with certain corporate employees for the first three months of 1998. The Company does not have any additional restructuring plans for the remainder of 1998.

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

                           PART II OTHER INFORMATION

ITEM 5.   OTHER EVENTS

PETROLEUM HEAT AND POWER CO., INC. AND STAR GAS PARTNERS, L.P., BUSINESS COMBINATION

In August 1998, the Company and Star Gas Partners, L.P. ("Star," "Star Gas," or "the Partnership") announced that they have reached an agreement in principle to enter into a strategic business combination in which Petro would become a wholly owned subsidiary of Star ("Star Gas / Petro Transaction"). In October 1998, the Board of Directors of both parties approved and executed a definitive agreement and plan of merger. This transaction would be effected through Petro Shareholders exchanging their approximately 26.6 million shares of Petro Common Stock for approximately 3.6 million Star master limited partnerships units which will be subordinated to the existing Star Common Units.

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

Of the 3.6 million subordinated Partnership units anticipated to be distributed to Petro shareholders, 2.8 million will be Senior Subordinated Units and approximately 0.9 million will be Junior Subordinated Units and General Partnership units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the NYSE) and will be subordinated in distributions to Star's Common Units. The Junior Subordinated Units and General Partnership units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A common stock and the Junior Subordinated Units and General Partnership Interest will be exchanged with individuals that currently own Petro's Class C common stock. Certain holders of the Company's Class C common stock will also exchange their shares for Senior Subordinated Units.

It is currently contemplated that 21,185,000 shares of Petro common stock will be exchanged for 2,767,000 Star Senior Subordinated Units. 5,382,000 shares of Petro common stock, held by certain individuals who currently own Petro Class C common stock, including Irik P. Sevin, Chairman of Petro and Star Gas and other members of a group that currently controls Petro, will be exchanged for 577,000 Junior Subordinated Units and 279,000 General Partnership units which are economically equivalent to Junior Subordinated Units.

Under the partnership subordination provision, distributions on Star Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution requirement. Distributions on Star Junior Subordinated Units and General Partner units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the Minimum Quarterly Distribution requirement. The Subordination Period will extend until the Partnership earns and pays its MQD for three years. The Partnership agreement will be amended to provide that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or General Partner units except to the extent Available Cash is earned from operations.

Like many other publicly traded master limited partnerships, the Partnership agreement provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the Senior Subordinated Units, Junior Subordinated Units, and General Partner units.

In connection with the Star Gas / Petro Transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Interests can earn, pro rata, 303,000 additional Senior Subordinated Units each year that the Partnership generates cash above certain distribution levels to a maximum of 909,000 additional Senior Subordinated Units.

In connection with the Star Gas / Petro Transaction, Star Gas intends to raise approximately $140 million through a public offering of Common Units and $120 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million in Petro public debt and public and private preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws. This announcement does not constitute an offer to sell any securities. As part of this recapitalization, Petro also intends to restructure $66.2 million of privately held notes.

Petro has received approvals of an aggregate of $233 million or approximately 98% of such public debt and preferred stock to permit the redemption of such securities at the closing of the Star Gas/Petro Transaction. This agreement allows Petro to redeem its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes and 12 1/4% Subordinated Debentures at 100%, 100% and 103.5% of principal amount, respectively, and to redeem its 12 7/8% Preferred Stock at $23 per share. In consideration for this early redemption right, Petro issued 787,000 shares of newly issued Junior Convertible Preferred Stock. Each share of Petro Junior Convertible Preferred Stock will be exchangeable into .13 of a Star common Unit at the conclusion of this transaction representing approximately 103,000 common units. Should the transaction not be consummated, the Junior Preferred Stock will be converted into a like number of shares of Class A Common Stock.

Petro currently has a 40.5% equity interest in the Partnership and a subsidiary of Petro is its general partner. After completion of the transaction, the Petro shareholders will own approximately 26% of Star's equity through Subordinated Units and General Partnership units. The holders of the Partnership's Common Units (including an estimated 6.4 million Common Units that will be sold in the Partnerships $140 million public offering) will own an aggregate approximately 74% equity interest in the Partnership following the completion of the Star Gas / Petro Transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by members of Petro's current control group.

The Board of Directors of the general partner of Star Gas appointed an independent committee of directors to represent Star Gas in this matter. This committee retained A.G. Edwards & Sons, Inc. to act as its financial advisor and to determine the fairness of this transaction to the Star Common Unit holders. The Board of Directors of Petro retained PaineWebber Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation as its financial advisors and Dain Rauscher Incorporated to render an opinion as to the fairness to Petro public shareholders of this transaction. Both A.G. Edwards & Sons, Inc. and Dain Rauscher Incorporated have determined that the transaction is fair, from a financial point of view, to the shareholders of Petro and the common unitholders of Star.

The completion of the Star Gas / Petro Transaction is subject to the receipt of regulatory approvals, the approval of Star's nonaffiliated common unit holders and Petro's nonaffiliated common shareholders, and other necessary partnership and corporate approvals.

NONCOMPLIANCE WITH THE NASDAQ STOCK MARKET MINIMUM BID PRICE REQUIREMENT

The Company received notification from The NASDAQ Stock Market ("NASDAQ") that its Class A Common Stock was not in compliance pursuant to the newly enacted NASD Market Place Rules regarding the minimum bid price requirement. The Company responded to NASDAQ outlining its position as to why NASDAQ should not take any action to delist Petro's Class A Common Stock from its National Market System ("NMS"). Among the reasons given for not delisting the stock was the possibility of the Star Gas / Petro Transaction. The NASDAQ Hearing Panel did not grant the Company's written request for continued listing on the NMS, which the Company responded by requesting a full oral hearing on this matter as provided for under the NASD Market Place Rules. This oral hearing is scheduled to take place on November 6, 1998.

If the Company's request for continued listing is not granted and assuming that the Company meets the maintenance requirements of the NASDAQ Small-Cap Market, the Company could request inclusion of its Class A Common Stock on this market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  EXHIBITS INCLUDED WITHIN:

             4.11 Certificate of Designation setting forth resolution creating a series of preferred stock designated as Series C Exchangeable Preferred Stock.

             4.12 Fourth Amendment to Indenture with respect to the 10 1/8% Subordinated Notes due 2003.

             4.13 Second Amendment to Indenture with respect to the 9 3/8% Subordinated Debenture due 2006.

             4.14 Second Amendment to Indenture with respect to the 12 1/4% Subordinated Debenture due 2005.

             Form of Indenture with respect to the 10 1/8% Senior Subordinated Notes due 2003. (Incorporated by reference to Exhibit T 3 C to the Registrant's Application on Form T-3 with respect to the 10 1/8% Senior Subordinated Notes.)

             Form of Indenture with respect to the 9 3/8% Senior Subordinated Debentures due 2006. (Incorporated by reference to Exhibit T 3 C to the Registrant's Application on Form T-3 with respect to the 9 3/8% Senior Subordinated Debentures.)

             Form of Indenture with respect to the 12 1/4% Senior Subordinated Debentures due 2005. (Incorporated by reference to Exhibit T 3 C to the Registrant's Application on Form T-3 with respect to the 12 1/4% Senior Subordinated Debentures.)

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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

SIGNATURE                          TITLE                            DATE


/s/ Irik P. Sevin          Chairman of the Board, Chief         October 28, 1998
-----------------          Executive Officer, and
Irik P. Sevin              Chief Financial and Accounting
                           Officer and Director