Form 10-Q/A
period 1998-09-30
PETROLEUM HEAT & POWER CO INC
filed 1999-02-08
CIK 736768

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

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission File Number: 1-9358
                        ------

                       PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                    06-1183025
----------------------------------------     -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

2187 Atlantic Street, Stamford, CT           06902
----------------------------------------     -----------------------------------
(Address of principal executive Offices)     (Zip Code)

         Registrant's telephone number, including area code:  (203) 325-5400
                                                              ------------------


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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


(In thousands, except per share data)                                                            (UNAUDITED)
                                                                                                SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                                                              1998                1997
------                                                                                          -------------       ------------
Current assets:
  Cash                                                                                            $  13,767           $   2,390
  Restricted cash                                                                                     4,900                 -
  Accounts receivable (net of allowance of $1,945 and $980)                                          38,163              78,987
  Inventories                                                                                        13,997              16,285
  Prepaid expenses                                                                                   10,889               6,203
  Notes receivable and other current assets                                                             996               1,259
                                                                                                  ---------           ---------
     Total current assets                                                                            82,712             105,124
                                                                                                  ---------           ---------

Property, plant and equipment - net                                                                  28,799              30,615

Intangible assets (net of accumulated amortization
 of $302,095 and $285,850)
   Customer lists                                                                                    56,298              69,265
                                                                                                  ---------           ---------
   Deferred charges                                                                                  22,860              24,924
                                                                                                  ---------           ---------
                                                                                                     79,158              94,189

Investment in and advances to the Star Gas Partnership                                               20,077              27,499
Deferred gain on Star Gas Transaction                                                               (19,964)            (19,964)
                                                                                                  ---------           ---------
                                                                                                        113               7,535

Restricted cash                                                                                       6,900               9,350
Other assets                                                                                            996               1,033
                                                                                                  ---------           ---------
                                                                                                  $ 198,678           $ 247,846
                                                                                                  =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Working capital borrowings                                                                      $    -              $   3,000
  Current debt                                                                                        8,021               2,391
  Current maturities of redeemable and exchangeable preferred stock                                   4,167               4,167
  Accounts payable                                                                                    6,320              14,759
  Customer credit balances                                                                           28,803              20,767
  Unearned service contract revenue                                                                  13,599              15,321
  Accrued expenses and other liabilities                                                             29,281              32,283
                                                                                                  ---------           ---------
     Total current liabilities                                                                       90,191              92,688
                                                                                                  ---------           ---------

Supplemental benefits and other long-term liabilities                                                 5,003               5,043
Pension plan obligation                                                                               5,683               5,702
Notes payable and other long-term debt                                                                8,514              16,507
Senior notes payable                                                                                 62,050              63,100
Subordinated notes payable                                                                          208,300             209,350

Redeemable and exchangeable preferred stock                                                          28,555              32,489

Common stock redeemable at option of stockholder (83 Class A and
 21 Class C shares)                                                                                     656                 656
Note receivable from stockholder                                                                       (656)               (656)

Stockholders' equity (deficiency):
 Preferred stock-no par value; 1,000 shares
  authorized, 787 and 0 shares issued and outstanding                                                  -                   -
 Class A common stock-par value $.10 per share; 60,000 shares
  authorized, 23,882 and 23,606 shares issued and outstanding                                         2,389               2,361
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 shares issued and outstanding                                                            1                   1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,577 shares issued and outstanding                                                       258                 258
 Additional paid-in capital                                                                          83,046              81,358
 Deficit                                                                                           (290,666)           (256,365)
 Minimum pension liability adjustment                                                                (4,646)             (4,646)
                                                                                                  ---------           ---------
     Total stockholders' equity (deficiency)                                                       (209,618)           (177,033)
                                                                                                  ---------           ---------
                                                                                                  $ 198,678           $ 247,846
                                                                                                  =========           =========


     See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


(In thousands, except per share data)                                            THREE MONTHS                     NINE MONTHS
                                                                              ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                                            -----------------------          ----------------------
                                                                              1998           1997              1998          1997
                                                                              ----           ----              ----          ----
Net sales                                                                   $ 42,113       $ 50,788          $291,479      $386,855

COST AND EXPENSES
  Cost of sales                                                               34,188         43,206           191,508       271,269
  Selling, general and administrative expenses                                21,162         25,069            64,348        75,103
  Direct delivery expense                                                      2,928          3,421            17,410        21,189
  Restructuring charges                                                           -             -                 535         1,300
  Corporate identity expenses                                                     -           1,078               152         3,188
  Star Gas transaction expenses                                                1,029            -               1,029           -
  Pension curtailment                                                             -             654               -             654
  Amortization of customer lists                                               4,140          4,488            12,966        13,419
                                                                            --------       --------          --------      --------
  Depreciation of plant and equipment                                          1,767          1,801             5,195         5,352
  Amortization of deferred charges                                               706            798             2,210         2,372
                                                                            --------       --------          --------      --------
  Provision for supplemental benefits                                             89            141               268           424
                                                                            --------       --------          --------      --------
    Operating loss                                                           (23,896)       (29,868)           (4,142)       (7,415)
                                                                            --------       --------          --------      --------

Other income (expense):
 Interest expense                                                             (8,320)        (8,432)          (24,805)      (25,581)
 Amortization of debt issuance cost                                             (335)          (367)           (1,069)       (1,097)
                                                                            --------       --------          --------      --------
 Interest income                                                                 680            681             1,893         1,804
 Other                                                                            11             27               127            65
                                                                            --------       --------          --------      --------
  Loss before income taxes and
   equity interest                                                           (31,860)       (37,959)          (27,996)      (32,224)

Income taxes                                                                     -              -                 325           350
                                                                            --------       --------          --------      --------
  Loss before equity interest                                                (31,860)       (37,959)          (28,321)      (32,574)

Share of loss of Star Gas Partnership                                         (2,355)        (2,357)           (1,890)       (1,808)
                                                                            --------       --------          --------      --------
  NET (LOSS)                                                                $(34,215)      $(40,316)         $(30,211)     $(34,382)
                                                                            ========       ========          ========      ========



Preferred Stock dividends                                                     (1,562)        (1,861)           (4,090)       (3,678)
                                                                            --------       --------          --------      --------
  NET (LOSS) APPLICABLE TO COMMON STOCK                                     $(35,777)      $(42,177)         $(34,301)     $(38,060)
                                                                            ========       ========          ========      ========



Basic earnings (losses) per Class A and
 Class C Common Stock                                                       $  (1.35)      $  (1.61)         $  (1.29)     $  (1.47)

Diluted earnings (losses) per Class A and
 Class C Common Stock                                                       $  (1.35)      $  (1.61)         $  (1.29)     $  (1.47)


See accompanying notes to condensed consolidated financial statements.

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 1998

(IN THOUSANDS)


                                                COMMON STOCK                                                  MINIMUM
                               CLASS A             CLASS B          CLASS C      ADDITIONAL                   PENSION
              PREFERRED    # OF                # OF             # OF              PAID-IN                    LIABILITY
                STOCK      SHARES     AMT.     SHARES    AMT.   SHARES    AMT.    CAPITAL       DEFICIT         ADJ.        TOTAL
                -----      ------     ----     ------    ----   ------    ----    -------       -------         ----        -----
Balance at    ----------------------------------------------------------------------------------------------------------------------
 12/31/97       $ -         23,606    $2,361        11      $1    2,577    $258  $81,358         $(256,365)    $(4,646)  $(177,033)

Net loss                                                                                           (30,211)                (30,211)

Cash
 dividends
 declared
 and paid                                                                                           (4,090)                 (4,090)

Class A
 Common
 Stock
 issued
 under the
 Dividend
 Reinvestment
 Plan                          271        27                                         583                                       610

Junior
 convertible
 preferred
 stock
 issued in
 connection
 with
 exchange
 offer            -                                                                1,216                                     1,216

Other                            5         1                                        (111)                                     (110)

Balance at
              ======================================================================================================================
 9/30/98        $ -         23,882    $2,389        11      $1    2,577    $258  $83,046         $(290,666)    $(4,646)  $(209,618)
              ======================================================================================================================


See accompanying notes to condensed consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                              NINE MONTHS ENDED
(In thousands)                                                                                  SEPTEMBER 30,
                                                                                         ---------------------------
                                                                                            1998              1997
                                                                                         ---------         ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss                                                                                 $(30,211)         $(34,382)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                                           12,966            13,419

  Depreciation of plant and equipment                                                       5,195             5,352
  Amortization of deferred charges                                                          2,210             2,372

  Amortization of debt issuance cost                                                        1,069             1,097

  Share of loss of Star Gas                                                                 1,890             1,808
  Provision for losses on accounts receivable                                               1,390             1,435
  Provision for supplemental benefits                                                         268               424
  Other                                                                                      (146)              (84)

  Change in Operating Assets and Liabilities, net of
   effects of acquisitions and dispositions:
    Decrease in accounts receivable                                                        39,434            39,946
    Decrease in inventory                                                                   2,288             9,076
    Decrease (increase) in other current assets                                            (4,423)              480
    Decrease (increase) in other assets                                                        37              (138)
    Decrease in accounts payable                                                           (8,439)          (10,509)
    Increase in customer credit balances                                                    8,036             9,168
    Decrease in unearned service contract revenue                                          (1,722)             (743)
    Decrease in accrued expenses                                                           (1,039)           (4,379)
                                                                                         --------          --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 28,803            34,342
                                                                                         --------          --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Minimum quarterly distributions from Star Gas Partnership                                   4,263             4,130
Acquisitions                                                                                   -            (13,195)
Capital expenditures                                                                       (3,395)           (5,404)
Net proceeds from sales of fixed assets                                                       143               410
                                                                                         --------          --------
 Net cash provided by (used in) investing activities                                        1,011           (14,059)
                                                                                         --------          --------

Cash flows from (used in) financing activities:
Net proceeds from sale of Star Gas units                                                    1,271              -
Net proceeds from issuance of common stock                                                    610             1,749
Net proceeds from issuance of preferred stock                                                  -             28,323
Repayment of senior notes payable                                                          (1,050)           (1,050)
Repayment of subordinated notes payable                                                    (1,050)           (1,050)
Redemption of preferred stock                                                              (4,167)           (4,167)
Credit facility borrowings                                                                  5,000            13,000
Credit facility repayments                                                                 (8,000)          (35,000)
Net decrease (increase) in restricted cash                                                 (2,450)            3,000
Cash dividends paid                                                                        (6,054)          (11,410)
Other                                                                                      (2,547)           (3,129)
                                                                                         --------          --------
 NET CASH USED IN FINANCING ACTIVITIES                                                    (18,437)           (9,734)
                                                                                         --------          --------

 NET INCREASE IN CASH                                                                      11,377            10,549
 CASH AT BEGINNING OF YEAR                                                                  2,390             3,257

 CASH AT END OF PERIOD                                                                   $ 13,767          $ 13,806
                                                                                         ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest                                                                                $ 26,099          $ 29,363
 Income taxes                                                                            $    141          $    135

Noncash financing activity:
 Issuance of junior preferred stock pursuant to subordinated
  bond and cumulative redeemable preferred exchange                                      $  1,216         $    -
 Increase in deferred charges                                                            $ (1,216)        $    -


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


3.  EARNINGS PER SHARE                                    THREE MONTHS                        NINE MONTHS
                                                       ENDED SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                   -------------------------           ------------------------
                                                      1998            1997                1998           1997
                                                   ---------       ---------           ---------      ---------
BASIC EARNINGS (LOSSES) PER SHARE:

Net loss                                           $(34,215)       $(40,316)           $(30,211)      $(34,382)
Less:  Preferred stock dividends                     (1,562)         (1,861)             (4,090)        (3,678)
                                                   --------        --------            --------       --------
 Loss available to common
  stockholders (Numerator)                         $(35,777)       $(42,177)           $(34,301)      $(38,060)
                                                   ========        ========            ========       ========

Class A Common Stock                                 23,965          23,538              23,960         23,339
Class B Common Stock                                     11              11                  11             11
Class C Common Stock                                  2,598           2,598               2,598          2,598
                                                   --------        --------            --------       --------
 Weighted average shares outstanding
  (Denominator)                                      26,574          26,147              26,569         25,948
                                                   ========        ========            ========       ========

Basic losses per share                             $  (1.35)       $  (1.61)           $  (1.29)      $  (1.47)
                                                   ========        ========            ========       ========

DILUTED EARNINGS (LOSSES) PER SHARE:

Effect of dilutive securities                      $    -          $    -              $    -         $   -
                                                   --------        --------            --------       --------
 Loss available to common
  stockholders (Numerator)                         $(35,777)       $(42,177)           $(34,301)      $(38,060)
                                                   ========        ========            ========       ========

Weighted average shares outstanding                  26,574          26,147              26,569         25,948
Effect of dilutive securities -
 Stock Grants                                           - *             - *                 - *            - *
                                                   --------        --------            --------       --------
 Adjusted weighted average shares
  (Denominator)                                      26,574          26,147              26,569         25,948
                                                   ========        ========            ========       ========

Diluted losses per share                           $  (1.35)       $  (1.61)           $  (1.29)      $  (1.47)
                                                   ========        ========            ========       ========


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

COST OF SALES. Cost of sales decreased 29.4% to $191.5 million for the nine months ended September 30, 1998, as compared to $271.3 million for the nine months ended September 30, 1997, due to the decline in volume and lower wholesale cost as described above. Cost of sales declined more than net sales due to an increase of 3.6 cents per gallon in home heating oil margins in 1998 as compared to 1997, as well as a decline in net service expense, whose cost is included in the cost of sales. The service expense decline was both a result of the Company's productivity improvements and weather-related.

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

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges decreased 6.8% to $2.2 million for the nine months ended September 30, 1998, as compared to $2.4 million for the nine months ended September 30, 1997, reflecting the impact of certain deferred charges becoming fully amortized.

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

OPERATING INCOME BEFORE DEPRECIATION, AMORTIZATION, AND PROVISION FOR SUPPLEMENTAL BENEFITS *. Operating income before depreciation, amortization, and provision for supplemental benefits improved 16.6% to $16.5 million for the nine months ended September 30, 1998, as compared to $14.2 million for the nine months ended September 30, 1997. Excluding the impact of one-time charges for restructuring, corporate identity, pension curtailment, and Star Gas transaction expenses, Operating income before depreciation, amortization, and provision for supplemental benefits declined 5.6%, from $19.3 million to $18.2 million. This decline was far less than the decline in volume for the period, which was primarily attributable to an increase in the Company's heating oil margins and to sizable reductions in operating expenses related to the Company's operational restructuring programs and its ability to contain costs in response to the warm weather.


____________________

* Operating income before depreciation, amortization, and provision for supplemental benefits should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that it is a principal basis upon which the Company assesses its financial performance. It should be noted that the definition set forth above may include different items than what other companies may use.

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

COST OF SALES. Cost of sales decreased 20.9% to $34.2 million for the three months ended September 30, 1998, as compared to $43.2 million for the three months ended September 30, 1997, due to the decline in volume and lower wholesale cost as described above. Cost of sales declined more than net sales due to an increase of 6.2 cents per gallon in home heating oil margins in 1998 as compared to 1997, as well as a decline in net service expense, whose cost is included in the cost of sales. The service expense decline was primarily a result of the Company's productivity improvements.

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

AMORTIZATION OF DEFERRED CHARGES. Amortization of deferred charges decreased 11.5% to $0.7 million for the three months ended September 30, 1998, as compared to $0.8 million for the three months ended September 30, 1997, reflecting the impact of certain deferred charges becoming fully amortized.

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

OPERATING INCOME BEFORE DEPRECIATION, AMORTIZATION, AND PROVISION FOR SUPPLEMENTAL BENEFITS. Operating income before depreciation, amortization, and provision for supplemental benefits improved 24.1% to a loss of $17.2 million for the three months ended September 30, 1998, as compared to a loss of $22.6 million for the three months ended September 30, 1997. Excluding the impact of one-time charges for corporate identity, pension curtailment, and Star Gas transaction expenses, Operating income before depreciation, amortization, and provision for supplemental benefits improved 22.7%, from a loss of $20.9 million to a loss of $16.2 million. This improvement was primarily attributable to reductions in operating expenses and to an increase in the Company's heating oil margins.


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

As part of the initial implementation of this program, Petro undertook certain business improvement strategies in its Long Island, New York region. These steps included the consolidation of the region's five home heating oil branches into one central customer service center and three depots. The regional customer service center consolidated accounting, credit, customer service and the sales function into a single new facility in Port Washington, Long Island. All external communications and marketing previously undertaken in the five branches were centralized into this one location freeing the three newly configured depots to focus on oil delivery and heating equipment repair, maintenance and installation, in mutually exclusive operating territories. The Company incurred $1.2 million in restructuring expenses in 1996, for costs associated with the initial implementation of the restructuring program and reported such expenses in restructuring charges. This cost was comprised of $0.5 million in termination benefit arrangements for the twenty-three servicemen and drivers, twenty-eight credit and customer service personnel, and eight sales, general, and administrative personnel displaced by the program; and $0.7 million for continuing lease obligations for an unused, non-cancelable, non-strategic facility.

In 1997 the Company continued with its restructuring program and combined its three New York City branches into one new central depot that specialized in delivery, installation, maintenance, and service functions, and like the Long Island depots, be supported by the Port Washington facility. The Company also proceeded with its commitment to define the best possible organizational structure, by restructuring select branch and corporate responsibilities to eliminate redundant functions and locate responsibilities where they can best serve customers and the Company. Toward achieving these strategic intentions the Company incurred $2.9 million in restructuring expenses in 1997, and reported such expenses in restructuring charges. This cost was comprised of $2.0 million in termination benefit arrangements for twenty-three servicemen and drivers, ten credit and customer service personnel, and twenty-two sales, general, and administrative personnel displaced by the program; and $0.9 million for continuing lease obligations for three unused, non-cancelable, non-strategic facilities. The total unpaid amounts included in accrued expenses and other liabilities were $605 and $2,421 respectively at December 31, 1996 and 1997.

The Company continued its restructuring and cost reduction initiative in the first quarter of 1998, incurring $0.5 million in termination benefit arrangements with four sales, general, and administrative personnel. The total unpaid amounts included in accrued expenses and other liabilities at September 30, 1998 was $1.8 million. This amount represents a continuing lease obligation as all termination benefit arrangements were paid. The Company does not have any additional restructuring plans for the remainder of 1998. This liability is expected to be paid and relieved as follows:

Year Ended
December 31,
------------

1998 (remainder)     $  300

1999                    500

2000                    300

2001                    100

2002                    100

Thereafter              500

                     $1,800


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

                           PART II OTHER INFORMATION

ITEM 5. OTHER EVENTS

PETROLEUM HEAT AND POWER CO., INC. AND STAR GAS PARTNERS, L.P., BUSINESS COMBINATION

On October 23, 1998, Star Gas Partners, L.P. ("the Partnership") and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. This transaction would be effected through Petro shareholders exchanging their 26,562,481 shares of Petro Common Stock for 3,623,236 limited partnership units and General Partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

The Partnership currently distributes to its partners, on a quarterly basis, all of its Available Cash, which is generally all of the cash receipts of the Partnership less all cash disbursements, with a targeted Minimum Quarterly Distribution ("MQD") of $0.55 per Unit, or $2.20 per Unit on an annualized basis. In connection with the Star Gas/Petro transaction, the Partnership will increase the MQD to $.575 per unit or $2.30 per unit on an annualized basis. This increase in the MQD reflects the expectation that the transaction will be accretive to the Partnership. The increase in the MQD will also serve to raise the threshold needed to end the subordination period.

Of the 3,623,236 subordinated Partnership units anticipated to be distributed to Petro shareholders, 2,767,058 will be Senior Subordinated Units and 856,178 will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's publicly traded Class A Common Stock and the Junior Subordinated Units and General Partnership Units will be exchanged with individuals that currently own Petro's Class C common stock and Class A common stock. Certain holders of Petro's Class C Common Stock will also exchange their shares for Senior Subordinated Units.

It is currently contemplated that 21,180,789 shares of Petro Common Stock will be exchanged for 2,767,058 Senior Subordinated Units of Partnership. 5,381,692 shares of Petro Common Stock, held by certain individuals who currently own Petro Class C Common Stock, including Irik P. Sevin, Chairman of both Petro and of the General Partner of the Partnership and other members of a group that currently controls Petro, will be exchanged for 568,478 Junior Subordinated Units and 287,700 General Partnership Units which are economically equivalent to Junior Subordinated Units. The total value of Senior Subordinated and Junior Subordinated Units issued for Petro Common Stock is $64.4 million.

Pursuant to the partnership subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution requirement. Distributions on the Partnership's Junior Subordinated Units and General Partner Units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the Minimum Quarterly Distribution requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years.

As a condition of the Star Gas/Petro transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or the General Partner Units except to the extent Available Cash is earned from operations.

Like many other publicly traded master limited partnerships, the Partnership contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the holders of Senior Subordinated Units, Junior Subordinated Units, and General Partner Units.

In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 303,000 additional Senior Subordinated Units each year that Petro meets certain financial goals to a maximum of 909,000 additional Senior Subordinated Units.

In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $140 million through a public offering of Common Units and $120 million through a public or private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million in Petro public and private debt and preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws.

Petro has completed an exchange offer agreement with institutional holders of an aggregate of $233 million or 98% of its public debt and preferred stock to permit the redemption of such securities at the closing of the Star Gas/Petro transaction. This agreement allows Petro to redeem its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes and 12 1/4% Subordinated Debentures at 100%, 100% and 103.5% of principal amount, respectively, plus accrued interest and also to redeem its 12 7/8% Preferred Stock at $23 per share, plus accrued and unpaid dividends. In consideration for this early redemption right, Petro has agreed to issue to such holders 3.37 shares of newly issued Petro Junior Convertible Preferred Stock for each $1,000 in principal amount or liquidation preference of such securities. Each share of Petro Junior Convertible Preferred Stock will be exchangeable into .13064 of a Partnership Common Unit at the conclusion of the Star Gas/Petro transaction representing a maximum of 102,773 Common Units. Petro also intends to restructure $66.2 million of privately held Notes currently outstanding.

Petro currently has a 40.5% equity interest in the Partnership. Prior to the transaction, Petro owns 2,396,078 Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 127,655 units. As part of the Transaction, these units will be contributed to the Partnership by Petro in exchange for 42,046 Common Units and 2,054,540 Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately be exchanged with a portion of the holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 26% of the Partnership's equity through Subordinated Units and General Partnership Units. The holders of the Partnership's Common Units (including an estimated 6.8 million Common Units that will be sold in the Partnership's $140 million public offering) will own an approximate aggregate 75% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber (see Part III Item 10 - Directors and Executive Officers of the Registrant).

A Special Committee of the Star Board of Directors, acting on behalf of the Public Common Unitholders, negotiated the terms of the Star Gas/Petro Transaction. A.G. Edwards & Sons, Inc. was retained by the Special Committee as independent financial advisor, and has rendered an opinion that the Star Gas/Petro Transaction is fair, from a financial point of view, to the public Common Unitholders.

The completion of the Star Gas/Petro Transaction is subject to the receipt of regulatory approvals, the approval of Star's non-affiliated Common unitholders and non-affiliated Petro shareholders and other necessary partnership and corporate approvals.


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

        (a) Exhibits Included Within:
            ------------------------

            4.11 Certificate of Designation setting forth resolution creating a series of preferred stock designated as Series C Exchangeable Preferred Stock.

            4.12 Fourth Amendment to Indenture with respect to the 10 1/8% Subordinated Notes due 2003.

            4.13 Second Amendment to Indenture with respect to 9 3/8% Subordinated Debenture due 2006.

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

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Signature              Title                                    Date
---------              -----                                    ----

/s/ Irik P. Sevin      Chairman of the Board, Chief             February 8, 1999
-----------------
Irik P. Sevin          Executive Officer, and
                       Chief Financial and Accounting
                       Officer and Director