Form 10-K405/A
period 1997-12-31
PETROLEUM HEAT & POWER CO INC
filed 1999-02-09
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997           Commission File No. 1-9358
                          -----------------                               ------

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997   OR
                          -----------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ____________________________ to _________________
Commission file number _________________________________________________________

                       PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                           06-1183025
---------------------------------------------       ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

2187 Atlantic Street, Stamford, CT                  06902
---------------------------------------------       ----------------------------
(Address of principal executive offices)            (Zip code)

      Registrant's telephone number, including area code: (203) 325-5400

      Securities registered pursuant to Section 12(g) of the Act:

      Class A Common Stock
      --------------------
      (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 1998 was approximately $25,079,204.

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

      As part of the implementation of this operational restructuring program, in April 1996, the company opened a regional customer service center on Long Island, New York. This state-of-the-art facility currently conducts all activities which interface with the Company's approximate 120,000 Long Island and New York City customers, including sales, customer service, credit and accounting. The Company is also now operating under the single brand name of "Petro" throughout this area, rather than the many brand names previously in use. Because of the existence of this customer service center, eight full-function branches were consolidated into four strategically located delivery and service depots to serve the Company's customers more efficiently. Furthermore, in keeping with the focus of its operating strategy, late in 1997 the Company continued to reorganize in order to eliminate redundant functions, and regionalize responsibilities where they can best serve customers and the Company.

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

      At December 31, 1997 the Company had a 41.66% equity interest in the Partnership (which was reduced to 40.66% with the January 1998 sale of 63,000 common units) which is being accounted for by the equity method.

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

----------
Source: National Oceanic and Atmospheric Administration

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

Business Strategy

      Current management assumed control of the Company in 1979 and restructured the Company's fuel oil operation by consolidating operating branches and focusing primarily on the retail sale of home heating oil. After this reorganization, management perceived an opportunity to achieve substantial growth and increased profitability by acquiring fuel oil distributors in new and existing markets. In recent years, management has also increased its focus on achieving competitive advantages in the home heating oil industry by redefining its operating strategy to utilize its size to access developments in computer and communication technology to lower operating cost and provide customers with more sensitive service.

Acquisition Strategy

      In the past, the Company's acquisition strategy was to grow its fuel oil operations through the acquisition and integration of additional distributors in existing and new markets. The Company's acquisitions typically result in significant economies of scale through centralization of the accounting, data processing and fuel oil purchasing functions of the acquired distributor. The Company's capital position and limited available funds for acquisitions is limiting its ability to continue its historical acquisition pace. The Company is reviewing various alternatives to access capital to enable it to maintain acquisitions at its historical pace.

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

Connecticut              Pennsylvania                   Rhode Island
Bridgeport--New Haven    Allentown                      Providence
Litchfield County        Berks County
Southern Fairfield        (Centered in Reading)         Newport
 County                  Bucks County                   Maryland/Virginia/D.C.
                          (Centered in Southampton)     Baltimore (Metropolitan)
                         Lebanon County                 Washington, D.C.
                          (Centered in Palmyra)          (Metropolitan)

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

      Star Gas Partners' strategy is to maximize its cash flow and profitability, primarily through internal growth, controlling operating costs and acquisitions which have the potential for generating attractive returns on investment. The retail propane industry is mature and experiences only limited growth in total demand for product. The propane industry is also large and highly fragmented, with approximately 6,000 independently owned and operated distributors. Star gas Partners focuses on acquiring smaller to medium-sized local and regional independent propane distributors. In particular, the Company has focused on high margin distributorships with a relatively large percentage of residential customers and those located in the Midwest and Northeast, where it believes higher margins than in other areas in the United States can be attained.

      During the fiscal year ended September 30, 1997, approximately 71% of Star Gas Partners' sales (by volume of gallons sold) were to retail customers (of which approximately 52%, 21%, 18% and 9% were sales to residential customers, industrial/commercial customers, agricultural customers and motor fuel customers, respectively) and approximately 29% were to wholesale customers. __

      Star Gas Partners obtains propane from over 25 sources, all of which are domestic or Canadian companies. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. Substantially all of Star Gas Partners' propane supply for its Northeast retail operations are purchased under annual or longer term supply contracts, which generally provide for pricing in accordance with market prices at the time of delivery. Certain of the contracts provide for minimum and maximum amounts of propane to be purchased. During the fiscal year 1997, none of its Northeast suppliers accounted for more than 10% of the volume purchased.

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

                                     PART II

      ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Class A Common Stock

      The Company's Class A Common Stock is traded on the National Association of Securities Dealers Inc. National Market under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock for 1996 and 1997 were as follows:

                        1996                                   1997
            ---------------------------            ---------------------------
Quarter        High     Low    Dividend               High     Low    Dividend
-------        ----     ---    --------               ----     ---    --------

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

                    ITEM 6. SELECTED FINANCIAL AND OTHER DATA

      The following table sets forth selected financial and other data of the Company and should be read in conjunction with the more detailed financial statements included elsewhere in this Report. The Company typically generates net income in the quarters ending in March and December and experiences net losses during the non-heating season quarters ending in June and September. Although operating income before depreciation, amortization and provision for supplemental benefits should not be considered a substitute for net income
(loss) as an indicator of the Company's operating performance, it is included in the following tables as it is the principal basis upon which the Company assesses its financial performance. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                                          Year Ended December 31,
                                        -------------------------------------------------------------
                                           1993         1994         1995         1996         1997
                                        ---------    ---------    ---------    ---------    ---------
                                                     (in thousands, except per share data)
Income Statement Data:
Net sales                               $ 538,526    $ 546,677    $ 609,507    $ 608,161    $ 548,141

Costs and expenses
  Cost of sales                           366,809      362,981      387,825      427,388      379,748
  Operating expenses                      123,280      128,310      164,929      143,069      140,023
  Amortization of customer lists           23,183       19,748       20,527       18,611       17,903
  Depreciation of plant and equipment       5,933        6,469       12,374        6,574        7,204
  Amortization of deferred charges          4,953        4,989        4,248        2,888        3,175
  Provision for supplemental benefit          264          373        1,407          873          565
                                        ---------    ---------    ---------    ---------    ---------
    Operating income (loss)                14,104       23,807       18,197        8,758         (477)
                                        ---------    ---------    ---------    ---------    ---------

Interest expense-net                       20,508       23,766       38,792       32,412       31,668
Amortization of debt issuance cost            595        1,188        1,894        1,872        1,464
                                        ---------    ---------    ---------    ---------    ---------
Other income (expense)-net                   (165)         109          218        1,842       11,445
                                        ---------    ---------    ---------    ---------    ---------
  Loss before income taxes,
   equity interest in Star Gas,
   and extraordinary item                  (7,164)      (1,038)     (22,271)     (23,684)     (22,164)
Income taxes                                  400          600          500          500          500
                                        ---------    ---------    ---------    ---------    ---------
  Loss before equity interest in
   Star Gas and extraordinary item         (7,564)      (1,638)     (22,771)     (24,184)     (22,664)
  Share of income (loss) of Star Gas           --       (1,973)         728        2,283         (235)
                                        ---------    ---------    ---------    ---------    ---------
  Loss before extraordinary item           (7,564)      (3,611)     (22,043)     (21,901)     (22,899)
Extraordinary item-loss on
  early extinguishment of debt               (867)        (654)      (1,436)      (6,414)          --
                                        ---------    ---------    ---------    ---------    ---------
Net loss                                $  (8,431)   $  (4,265)   $ (23,479)   $ (28,315)   $ (22,899)
                                        =========    =========    =========    =========    =========

Net loss applicable to Common Stock     $ (11,798)   $  (7,776)   $ (26,742)   $ (30,704)   $ (27,543)

Basic and Diluted earnings (losses)
 per common share:
  Class A Common Stock                  $    (.57)   $    (.37)   $   (1.06)   $   (1.20)   $   (1.06)
  Class B Common Stock                       1.88         1.10           --           --           --
  Class C Common Stock                       (.57)        (.37)       (1.06)       (1.20)       (1.06)

Cash dividends declared per
 common share:
  Class A Common Stock                  $   0.525    $    0.55    $    0.60    $    0.60    $    0.30
  Class B Common Stock                       1.88         1.10           --           --           --
  Class C Common Stock                      0.525         0.55         0.60         0.60         0.30

Weighted average number of
 common shares outstanding:
  Class A Common Stock                     18,993       19,195       22,711       22,983       23,441
  Class B Common Stock                        217          152           15           12           11
  Class C Common Stock                      2,545        2,550        2,598        2,598        2,598

                                           1993         1994         1995         1996         1997
                                        ---------    ---------    ---------    ---------    ---------
Balance Sheet Data:
Cash                                    $   4,614    $  15,474    $  78,285    $   3,257    $   2,390
Working capital                            16,694       28,344       65,408       18,093       12,436
Total assets                              256,589      397,174      357,241      275,025      247,846
Long-term debt                            185,311      309,945      294,429      291,337      288,957
Redeemable preferred stock
 (long-term portion)                       20,833       36,632       12,500        8,333       32,489
Stockholders' deficiency                  (61,964)     (66,176)    (100,903)    (145,733)    (177,033)

Summary Cash Flow Data:
Net Cash provided by (used in)
  operating activities                  $  36,637    $  31,449    $  (1,707)   $  (3,852)   $  18,644
Net Cash provided by (used in)
  investing activities                    (34,337)     (31,672)      16,613      (26,193)        (980)
Net Cash provided by (used in)
  financing activities                     (1,546)      11,083       47,905      (44,983)     (18,531)

Other Data:
Operating income before
depreciation, amortization, and
provision for supplemental
benefits (1)                            $  48,437    $  55,386    $  56,753    $  37,704    $  28,370
Gallons of home heating oil
  and retail propane sold                 443,487      456,719      503,610      456,141      410,291

----------
(1) Operating income before depreciation, amortization, and provision for supplemental benefits should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that it is a principal basis upon which the Company assesses its financial performance. It should be noted that the definition set forth above may include different items than what other companies may use.

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

Cost of sales. Cost of sales decreased 11.1% to $379.7 million for the twelve months ended December 31, 1997, as compared to $427.4 million for the twelve months ended December 31, 1996 due to the decreased volume described above. Cost of sales decreased more than sales due to an increase of 1.7 cents per gallon in home heating oil margins in 1997 as compared to 1996.

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

Amortization of deferred charges. Amortization of deferred charges increased 9.9% to $3.2 million for the twelve months ended December 31, 1997, as compared to $2.9 million for the twelve months ended December 31, 1996, as the impact of the amortization associated with the Company's recent acquisitions exceeded the impact of certain deferred charges becoming fully amortized.

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

Operating income before depreciation, amortization, and provision for supplemental benefits* decreased to $28.4 million for the twelve months ended December 31, 1997, as compared to $37.7 million for the twelve months ended December 31, 1996. This decline was due to decreased volume resulting from the warm 1997 weather and to an increase in restructuring and corporate identity costs, partially offset by improved heating oil margins. Excluding expenses related to the Company's operational programs, and taking into account distributions actually received from Star Gas (which distributions are not included in the calculation) Operating income before depreciation, amortization, and provision for supplemental benefits declined to $41.5 million from $46.4 million.

----------
* Operating income before depreciation, amortization, and provision for supplemental benefits should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or availability to service debt obligations), but provides additional significant information in that it is a principal basis upon which the Company assesses its financial performance. It should be noted that the definition set forth above may include different items than what other companies may use.

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

      Cost of sales. Cost of sales for the Company's heating oil business increased 25.1% to $427.4 million for 1996, as compared to $341.7 million for 1995 due to the increased volume described above. Cost of sales decreased more than sales due to an unusual slight decline in home heating oil margins caused by significant and rapid increases in supply costs and the effect of record winter storms in early 1996 on net service expense, whose cost is included in the Company's cost of sales. Combined total cost of sales increased 10.2% from 1995 to 1996, as propane cost of sales, which amounted to $46.1 million in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transaction.

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

      Amortization of customer lists. Amortization of heating oil customer lists increased 1.5% to $18.6 million for 1996, as compared to $18.3 million for 1995, due to the Company's recent acquisitions, which were partially offset by the impact of certain customer lists becoming fully amortized. Combined total amortization of customer lists decreased 9.3% from 1995 to 1996, as propane customer list amortization, which amounted to $2.2 million in 1995, was excluded in Petro's 1996 operating results as a result of the Star Gas Transactions.

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

      Amortization of deferred charges. Amortization of heating oil deferred charges remained relatively constant at approximately $2.9 million resulting from recent acquisitions replacing certain deferred items which have become fully amortized. Combined total amortization of deferred charges decreased from $4.2 million for 1995 to $2.9 million for 1996, as the impact of propane-related amortization of deferred charges, which amounted to $1.3 million in 1995, was excluded in Petro's 1996 operating results as a result of the Star Gas Transactions.

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

      Operating income before depreciation, amortization, and provision for supplemental benefits. Operating income before depreciation, amortization, and provision for supplemental benefits for the Company's heating oil business decreased 9.3% to $37.7 million, as compared to $41.6 million for 1995. Excluding one-time restructuring, corporate identity and pension curtailment expenses, Operating income before depreciation, amortization, and provision for supplemental benefits increased to $42.1 million for 1996. This increase of 1.2% was less than the increase in volume as a result of the unusual decline in gross profit margins. Combined total Operating income before depreciation, amortization, and provision for supplemental benefits before these one-time costs and adding distributions of $4.3 million from Star Gas, representing Petro's ownership interest in Star through September 30, 1996, decreased 18.3% from 1995 to 1996, as the impact of propane Operating income before depreciation, amortization, and provision for supplemental benefits, which amounted to $15.2 million in 1995, was excluded from Petro's 1996 operating results as a result of the Star Gas Transactions. The majority of Petro's proceeds from the sale of a 53.5% interest in Star Gas were applied to the reduction of long-term debt and associated interest expense, which did not impact Operating income before depreciation, amortization, and provision for supplemental benefits.

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

                  Consolidated Statements of Changes in Stockholders' Equity
                    (Deficiency) years ended December 31, 1995, 1996 and 1997

                  Consolidated Statements of Cash Flows, years ended December
                    31, 1995, 1996 and 1997

                  Notes to Consolidated Financial Statements

      2.    The following financial schedule is submitted herewith:

            Schedule II - Valuation and Qualifying Accounts Years Ended December
              31, 1995, 1996 and 1997

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

(10)  Filed herein.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements of Petroleum Heat and Power Co.,
  Inc. and Subsidiaries

  Independent Auditors' Report                                               F-2

  Consolidated Balance Sheets, December 31, 1996 and 1997                    F-3

  Consolidated Statements of Operations, Years ended
    December 31, 1995, 1996 and 1997                                         F-4

  Consolidated Statements of Changes in Stockholders' Equity
    (Deficiency), Years ended December 31, 1995, 1996 and 1997               F-5

  Consolidated Statements of Cash Flows, Years ended
    December 31, 1995, 1996 and 1997                                         F-6

  Notes to Consolidated Financial Statements                                 F-7

Schedule for the years ended December 31, 1995, 1996 and 1997:

  II - Valuation and Qualifying Accounts                                    F-26

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

                                               KPMG PEAT MARWICK LLP

Stamford, Connecticut
March 20, 1998

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

(In thousands, except per share data)

                                                                            December 31,
                                                                     -------------------------
                                                                       1996            1997
                                                                     ---------       ---------
Assets
Current assets:
  Cash                                                               $   3,257       $   2,390
  Restricted cash                                                        3,000              --
  Accounts receivable (net of allowance of $1,088 and $980)             93,362          78,987
  Inventories                                                           22,084          16,285
  Prepaid expenses                                                       7,008           6,203
  Notes receivable and other current assets                              1,299           1,259
                                                                     ---------       ---------
    Total current assets                                               130,010         105,124
                                                                     ---------       ---------

Property, plant and equipment - net                                     30,666          30,615

Intangible assets (net of accumulated amortization
  of $283,486 and $285,850)
    Customer lists                                                      77,778          69,265
    Deferred charges                                                    25,718          24,924
                                                                     ---------       ---------
                                                                       103,496          94,189
                                                                     ---------       ---------

Investment in and advances to the Star Gas Partnership                  29,907          27,499
Deferred gain on Star Gas Transaction                                  (19,964)        (19,964)
                                                                     ---------       ---------
                                                                         9,943           7,535
                                                                     ---------       ---------

Cash collateral account                                                     --           9,350
Other assets                                                               910           1,033
                                                                     ---------       ---------
                                                                     $ 275,025       $ 247,846
                                                                     =========       =========

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
  Working capital borrowings                                         $  22,000       $   3,000
  Current debt                                                           3,047           2,391
  Current maturities of redeemable preferred stock                       4,167           4,167
  Accounts payable                                                      18,988          14,759
  Customer credit balances                                              17,468          20,767
  Unearned service contract revenue                                     15,388          15,321
  Accrued expenses and other liabilities                                30,859          32,283
                                                                     ---------       ---------
    Total current liabilities                                          111,917          92,688
                                                                     ---------       ---------

Supplemental benefits and other long-term liabilities                    1,584           5,043
Pension plan obligation                                                  7,587           5,702
Notes payable and other long-term debt                                  16,787          16,507
Senior notes payable                                                    34,150          63,100
Subordinated notes payable                                             240,400         209,350

Redeemable and exchangeable preferred stock                              8,333          32,489

Common stock redeemable at option of stockholder
  (124 Class A and 31 Class C shares and 83 Class A and 21
  Class C shares)                                                          984             656
Note receivable from stockholder                                          (984)           (656)

Stockholders' equity (deficiency):
  Class A common stock-par value $.10 per share; 40,000 shares
    authorized, 22,931 and 23,606 shares issued and outstanding          2,294           2,361
  Class B common stock-par value $.10 per share; 6,500 shares
    authorized, 11 and 11 shares issued and outstanding                      1               1
  Class C common stock-par value $.10 per share; 5,000 shares
    authorized, 2,567 and 2,577 shares issued and outstanding              257             258
  Additional paid-in capital                                            78,804          81,358
  Deficit                                                             (221,024)       (256,365)
  Minimum pension liability adjustment                                  (6,065)         (4,646)
                                                                     ---------       ---------
    Total stockholders' equity (deficiency)                           (145,733)       (177,033)
                                                                     ---------       ---------
                                                                     $ 275,025       $ 247,846
                                                                     =========       =========

          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

(In thousands, except per share data)

                                                            Years Ended December 31,
                                                    -----------------------------------------
                                                      1995            1996            1997
                                                    ---------       ---------       ---------
Net sales                                           $ 609,507       $ 608,161       $ 548,141

Costs and expenses
  Cost of sales                                       387,825         427,388         379,748
  Selling, general and administrative expenses        128,295         105,601         102,377
  Direct delivery expense                              36,634          33,102          30,006
  Restructuring charges                                    --           1,150           2,850
  Corporate identity expenses                              --           2,659           4,136
  Pension curtailment expense                              --             557             654
  Amortization of customer lists                       20,527          18,611          17,903
                                                    ---------       ---------       ---------
  Depreciation of plant and equipment                  12,374           6,574           7,204
  Amortization of deferred charges                      4,248           2,888           3,175
                                                    ---------       ---------       ---------
  Provision for supplemental benefits                   1,407             873             565
                                                    ---------       ---------       ---------
    Operating income (loss)                            18,197           8,758            (477)
                                                    ---------       ---------       ---------

Other income (expense):
  Interest expense                                    (41,084)        (34,669)        (33,813)
  Amortization of debt issuance cost                   (1,894)         (1,872)         (1,464)
                                                    ---------       ---------       ---------
  Interest income                                       2,292           2,257           2,145
  Other                                                   218           1,842          11,445
                                                    ---------       ---------       ---------

  Loss before income taxes, equity interest
    and extraordinary item                            (22,271)        (23,684)        (22,164)
Income taxes                                              500             500             500
                                                    ---------       ---------       ---------
  Loss before equity interest
    and extraordinary item                            (22,771)        (24,184)        (22,664)
                                                    ---------       ---------       ---------

Share of income (loss) of Star Gas                        728           2,283            (235)
                                                    ---------       ---------       ---------
Partnership
  Loss before extraordinary item                      (22,043)        (21,901)        (22,899)
                                                    ---------       ---------       ---------
Extraordinary item-loss on early
  extinguishment of debt                               (1,436)         (6,414)             --
                                                    ---------       ---------       ---------
  Net loss                                          $ (23,479)      $ (28,315)      $ (22,899)
                                                    =========       =========       =========

Preferred Stock dividends                              (3,263)         (2,389)         (4,644)
                                                    ---------       ---------       ---------
  Net loss applicable to common stock               $ (26,742)      $ (30,704)      $ (27,543)
                                                    =========       =========       =========

Basic and Diluted losses per common share
  before extraordinary item:
  Class A and C Common Stock                        $   (1.00)      $   (0.95)      $   (1.06)

Extraordinary loss per common share:
  Class A and C Common Stock                            (0.06)          (0.25)             --

Basic and Diluted losses per common share:
  Class A and C Common Stock                        $   (1.06)      $   (1.20)      $   (1.06)

          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                  Years Ended December 31, 1995, 1996 and 1997

(In thousands)

                                             Common Stock
                        -------------------------------------------------------
                             Class A            Class B          Class C                                      Minimum
                        -------------------------------------------------------  Additional                   Pension
                        No. of               No. of           No. of               Paid-In                   Liability
                        Shares     Amount    Shares  Amount   Shares     Amount    Capital      Deficit         Adj.        Total
                        ------     ------    ------  ------   ------     ------    -------      -------         ----        -----
Balance at              ------------------------------------------------------------------------------------------------------------
  December 31, 1994     21,340     $2,134      21     $ 2      2,558     $ 256     $71,036     $(132,953)     $(6,651)    $ (66,176)

Net loss                                                                                         (23,479)                   (23,479)
Cash dividends
  declared and paid
  (See notes 6 and 7)                                                                            (14,718)                   (14,718)
Cash dividends payable
  (See notes 6 and 7)                                                                             (3,822)                    (3,822)
Repurchase of Class A
  Common Stock          (1,521)      (152)                                         (13,439)                                 (13,591)
Class A Common
  Stock issued           2,875        288                                           18,229                                   18,517
Class A Common
  Stock issued under
  the Dividend
  Reinvestment Plan         18          2                                              137                                      139
Minimum pension                                                                                                 1,779         1,779
  liability adj.
Other                      (59)        (6)     (7)     (1)                             455                                      448
Balance at              ------------------------------------------------------------------------------------------------------------
 December 31, 1995      22,653      2,266      14       1      2,558       256      76,418      (174,972)      (4,872)     (100,903)

Net loss                                                                                         (28,315)                   (28,315)
Cash dividends
  declared and paid
  (See notes 6 and 7)                                                                            (13,880)                   (13,880)
Cash dividends payable
  (See notes 6 and 7)                                                                             (3,857)                    (3,857)
Class A Common
  Stock issued under the
  Dividend
  Reinvestment Plan        302         30                                            2,034                                    2,064
Minimum pension
  liability adj.                                                                                               (1,193)       (1,193)
Other                      (24)        (2)     (3)     --          9         1         352                                      351
Balance at              ------------------------------------------------------------------------------------------------------------
  December 31, 1996     22,931      2,294      11       1      2,567       257      78,804      (221,024)      (6,065)     (145,733)

Net loss                                                                                         (22,899)                   (22,899)
Cash dividends
  declared and paid
  (See notes 6 and 7)                                                                            (10,479)                   (10,479)
Cash dividends
  payable
  (See notes 6 and 7)                                                                             (1,963)                    (1,963)
Class A Common Stock
  issued under the
  Dividend Reinvestment
  Plan                     691         69                                            2,331                                    2,400
Minimum pension
  liability adj.                                                                                                1,419         1,419
Other                      (16)        (2)                        10         1         223                                      222
Balance at              ------------------------------------------------------------------------------------------------------------
  December 31, 1997     23,606     $2,361      11     $ 1      2,577     $ 258     $81,358     $(256,365)     $(4,646)    $(177,033)
                        ============================================================================================================

          See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

(In thousands)                                                              Years Ended December 31,
                                                                    ---------------------------------------
                                                                       1995           1996           1997
                                                                    ---------       --------       --------
Cash flows from (used in) operating activities:
Net loss                                                            $ (23,479)      $(28,315)      $(22,899)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Amortization of customer lists                                     20,527         18,611         17,903
                                                                    ---------       --------       --------
  Depreciation of plant and equipment                                  12,374          6,574          7,204
  Amortization of deferred charges                                      4,248          2,888          3,175
                                                                    ---------       --------       --------
  Amortization of debt issuance cost                                    1,894          1,872          1,464
                                                                    ---------       --------       --------
  Share of (income) loss of Star Gas                                     (728)        (2,283)           235
  Provision for losses on accounts receivable                           1,856          1,882          1,853
  Provision for supplemental benefits                                   1,407            873            565
  Loss on early extinguishment of debt                                  1,436          6,414             --
  Gain on sale of business                                               (788)        (1,781)       (11,284)
  Other                                                                   544            105           (186)

  Change in Operating Assets and Liabilities, net of
    effects of acquisitions and dispositions:
      Decrease (increase) in accounts receivable                      (19,285)           117         12,522
      Decrease (increase) in inventory                                 (3,391)        (1,671)         5,799
      Decrease (increase) in other current assets                        (430)          (575)           845
      Decrease (increase) in other assets                                 240            (86)          (123)
      Increase (decrease) in accounts payable                           5,872         (3,836)        (4,229)
      Increase (decrease) in customer credit balances                  (5,938)        (2,142)         3,299
      Increase (decrease) in unearned service contract revenue          1,201           (147)           (67)
      Increase (decrease) in accrued expenses                             733         (2,352)         2,568
                                                                    ---------       --------       --------
  Net cash provided by (used in) operating activities                  (1,707)        (3,852)        18,644
                                                                    ---------       --------       --------

Cash flows from (used in) investing activities:
  Sale of Star Gas limited partnership interest                        51,046             --             --
  Minimum quarterly distributions from Star Gas Partnership                --          4,313          5,507
    Acquisitions                                                      (26,438)       (28,493)       (16,252)
  Capital expenditures                                                (11,174)        (6,874)        (6,980)
  Proceeds from sale of business                                        1,477          4,073         15,571
  Net proceeds from sales of fixed assets                               1,702            788          1,174
                                                                    ---------       --------       --------
    Net cash provided by (used in) investing activities                16,613        (26,193)          (980)
                                                                    ---------       --------       --------

Cash flows from (used in) financing activities:
  Net proceeds from Star Gas Corporation debt offering                 83,687             --             --
  Net proceeds from issuance of common stock                           18,656          2,064          2,400
  Net proceeds from issuance of preferred stock                            --             --         28,323
  Net proceeds from issuance of subordinated notes                    120,350             --             --
  Repayment of notes payable                                          (80,206)        (1,050)        (1,050)
  Redemption of preferred stock                                       (24,133)        (4,167)        (4,167)
  Repurchase of common stock                                          (14,150)           (39)            --
  Repurchase of subordinated notes                                         --        (49,612)        (1,050)
  Credit facility borrowings                                           20,000         51,000         16,000
  Credit facility repayments                                          (49,100)       (29,000)       (35,000)
  Decrease (increase) in restricted cash                               (6,000)         3,000          3,000
  Cash collateral account payment                                          --             --         (9,350)
  Cash dividends paid                                                 (18,201)       (17,702)       (14,336)
  Other                                                                (2,998)           523         (3,301)
                                                                    ---------       --------       --------
    Net cash provided by (used in) financing activities                47,905        (44,983)       (18,531)
                                                                    ---------       --------       --------

    Net increase (decrease) in cash                                    62,811        (75,028)          (867)
    Cash at beginning of year                                          15,474         78,285          3,257
                                                                    ---------       --------       --------

    Cash at end of year                                             $  78,285       $  3,257       $  2,390
                                                                    =========       ========       ========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
  Interest                                                          $  35,122       $ 37,007       $ 33,879
  Income taxes                                                          3,255            215            140
Noncash investing and financing activities:
  Issuance of notes payable                                             8,000             --             --
  Acquisitions                                                         (8,000)            --        (26,467)
  Asset conveyance to Star Gas                                             --             --         26,467
  Star Gas units received pursuant to asset conveyance                     --             --         (3,467)
  Increase in tax liability from asset conveyance                          --             --          3,467

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

Equity Accounting for Star Gas Investment

The Company accounts for its investment in the Star Gas Partnership using the equity method of accounting since the Partnership's initial public offering in December 1995 (see note 2). The Company believes that the equity method is appropriate due to the Partnership Agreement which places significant restrictions on the General Partner's authority to make Partnership affecting decisions such as possessing specific partnership property, admitting a new partner, or transferring its interest as General Partner. The Partnership Agreement also allows for the removal of the General Partner by 2/3 of the common unitholders. In addition, Petro has no voting rights, except to the extent that the Company hold Common Units, which are minimal.

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

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                             December 31,
                         --------------------
                           1996         1997
                         -------      -------
Fuel oil                 $14,066      $ 9,246
Parts and equipment        8,018        7,039
                         -------      -------
                         $22,084      $16,285
                         =======      =======

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

Deferred charges include goodwill and payments related to covenants not to compete. The covenants are amortized using the straight-line method over the terms of the related contracts while goodwill is amortized using the straight-line method over a twenty-five year period. Also included as deferred charges are the costs associated with the issuance of the Company's subordinated debt. Such costs are being amortized using the interest method over the lives of the instruments.

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

Customer Lists and Deferred Charges (Continued)

to be impaired, the amount of impairment is measured based on market values, as available, or by projected operating cash flows, using a discount rate reflecting the Company's assumed average cost of funds.

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

At December 31, 1996 the Company had put options outstanding with an aggregate notional value of $12,088 to hedge the risk associated with approximately 66% of the 32.9 million gallons of heating oil forward purchase contracts. Additionally, the Company had put options outstanding at

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(1)   Summary of Significant Accounting Policies - (Continued)

Concentration of Revenue with Guaranteed Maximum Price Customers - (Continued)

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

Corporate Identity Expenses

Corporate identity expenses represent the costs associated with the Company's brand identity program, implemented first in Long Island in 1996 and in the Company's New York and Mid Atlantic regions in 1997. These expenses include the cost of repainting all delivery and service vehicles to reflect the Company's new identity, and are expensed as they are incurred.

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

Basic and Diluted Earnings (Losses) per Common Share

The company computes basic and diluted earnings per share in accordance with the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share". As the impact of converting dilutive securities would be antidilutive, the computation treats such conversions as having no effect and presents basic and diluted earnings per share as the same amount (see note 18).

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

(3)   Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                              December
                                        --------------------        Estimated
                                         1996         1997         Useful Lives
                                        -------      -------       ------------
Land                                    $ 2,049      $ 2,088
Buildings                                 6,030        5,641         20-45 years
Fleet and other equipment                38,480       38,065           3-7 years
Tanks and equipment                       1,438        1,460          8-30 years
Furniture and fixtures                   18,436       18,678           5-7 years
Leasehold improvements                    5,820        7,465      Term of leases
                                        -------      -------
                                         72,253       73,397

Less accumulated depreciation            41,587       42,782
                                        -------      -------
                                        $30,666      $30,615
                                        =======      =======

(4)   Notes Payable and Other Long-Term Debt

Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:

                                                                           December 31,
                                                                       --------------------
                                                                        1996         1997
                                                                       -------      -------
Notes payable to banks under credit facility (a)                       $22,000      $ 3,000
Notes payable in connection with the purchase of fuel oil dealers and other notes payable, due in monthly, quarterly and annual installments with interest at various rates ranging from
  8% to 10% per annum, maturing at various dates through
  the year 2004                                                         17,734       16,798
                                                                       -------      -------
                                                                        39,734       19,798

Less current maturities, including working capital borrowings           22,947        3,291
                                                                       -------      -------
                                                                       $16,787      $16,507
                                                                       =======      =======

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

a)    - (Continued)

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

Aggregate annual maturities including working capital borrowings, but excluding the June 1998 acquisition letter of credit facility cash collateral requirement which was satisfied by the $9.4 million October 1997 cash collateral account payment, are as follows as of December 31, 1997:

 Years Ending
 December 31,
 ------------
    1998       $ 3,291
    1999         8,126
    2000         8,141
    2001            60
    2002            60
Thereafter         120
               -------
               $19,798
               =======

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(5)   Senior and Subordinated Notes Payable

      Senior and Subordinated notes payable at the dates indicated, consisted of:

                                                               December 31,
                                                          ----------------------
                                                            1996           1997
                                                          --------       -------
      11.85%, 12.17% and 12.18% Senior Notes (a)          $ 60,000      $ 60,000
      14.10%  Subordinated and Senior Notes (b)             10,400         8,300
      10 1/8% Subordinated Notes (c)                        50,000        50,000
      9 3/8%  Subordinated Debentures (d)                   75,000        75,000
      12 1/4% Subordinated Debentures (e)                   81,250        81,250
                                                          --------       -------

      Total Senior and Subordinated Notes Payable          276,650       274,550

        Less short-term Subordinated Notes (b)               1,050         1,050
        Less short-term Senior Notes (b)                     1,050         1,050
        Less long-term Senior Notes (a)(b)                  34,150        63,100
                                                          --------       -------

      Total long-term Subordinated Notes Payable          $240,400      $209,350
                                                          ========      ========

a) On September 1, 1988, the Company authorized the issuance of $60.0 million of Subordinated Notes originally due October 1, 1998 bearing interest payable semiannually at an average rate of 11.96% ("11.96% Notes"). In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 5d) $30.0 million of the 11.96% Notes became ranked as senior debt. In February 1997 the Company entered into agreements ("Private Debt Modification") to among other things, exchange $30.0 million of the 11.96% Notes then ranked as subordinated debt for senior debt, and to extend the maturity date of the 11.96% Notes from October 1, 1998 to October 1, 2002 with $15.0 million sinking fund payments due on October 1, 2000 and October 1, 2001 and the remaining $30.0 million balance due on October 1, 2002. The Company paid approximately $1.1 million in fees and expenses to obtain such modifications. In addition, effective October 1, 1998, the interest on these notes will be lowered to 10.9%. The debt instruments were not considered to be substantially different since the cash flow effect on a present value basis was less than 10 percent. Accordingly, the modification was not accounted for as an extinguishment of debt. All such notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined.

b) On January 15, 1991, the Company authorized the issuance of $12.5 million of 14.10% Subordinated Notes due January 15, 2001 bearing interest payable quarterly. In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 5d) $6.25 million of these notes became ranked as senior debt. The notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined. On each January 15th commencing 1996 and ending January 15, 2000, the Company is required to repay $2.1 million of these Notes. The remaining principal of $2.0 million is due on January 15, 2001. No premium is payable in connection with these required payments.

c) On April 6, 1993, the Company issued $50.0 million of 10 1/8% Subordinated Notes due April 1, 2003 which are redeemable at the Company's option, in whole or in part, at any time on or after April 1, 1998 upon payment of a premium rate as defined. Interest is payable semiannually.

d) On February 3, 1994, the Company issued $75.0 million of 9 3/8% Subordinated Debentures due February 1, 2006 which are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 1999 upon payment of a premium rate as defined. Interest is payable semiannually.

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(5)   Senior and Subordinated Notes Payable (Continued)

e) On February 3, 1995, the Company issued $125.0 million of 12 1/4% Subordinated Debentures due February 1, 2005 which are redeemable at the Company's option, in whole or in part, at any time on or after February 1, 2000 upon payment of a premium rate as defined. On February 5, 1996, a portion of the proceeds received as a result of the Star Gas MLP Offering (see note 2) were used to retire $43.8 million of the $125.0 million 12 1/4% Subordinated Debentures. The Company paid $4.8 million, representing an 11% premium to retire this portion of the debt. Interest on these debentures is payable semi-annually.

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

Aggregate annual maturities including sinking fund payments at December 31, 1997 are as follows:

Years Ended
December 31,
------------
   1998         $  2,100
   1999            2,100
   2000           17,100
   2001           17,000
   2002           30,000
Thereafter       206,250
                 -------
                $274,550
                ========

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

The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:

                                                  Years Ended December 31,
                                          --------------------------------------
                                           1995            1996            1997
                                           ----            ----            ----
Cash dividends declared
  Class A                                 $13,716         $13,789         $7,019
  Class C                                   1,559           1,559            779

Cash dividends declared per share
  Class A                                 $   .60         $   .60         $  .30
  Class C                                     .60             .60            .30

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

Aggregate annual maturities of Redeemable Preferred Stock and Exchangeable Preferred Stock are as follows as of December 31, 1997:

  Years Ended
  December 31
  -----------
    1998        $ 4,167
    1999          4,167
    2000             --
    2001             --
    2002             --
  Thereafter     30,000
                -------
                $38,334
                =======

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

The following table sets forth the defined benefit plans' funded status, all of which are underfunded, and amounts recognized in the Company's balance sheets at the indicated dates:

                                                                 1996           1997
                                                               --------       --------
Actuarial present value of benefit obligations:
Accumulated benefit obligations, including
  vested benefits of $28,731 and $28,910                       $ 29,323       $ 29,258
                                                               ========       ========

Projected benefit obligation                                   $(29,323)      $(29,258)
Plan assets at fair value (primarily listed stocks
  and bonds)                                                     20,367         22,292
                                                               --------       --------
Projected benefit obligation in excess of plan assets            (8,956)        (6,966)
Unrecognized net loss from past experience different from
  the assumed and effects of changes in assumptions               6,053          5,609
Unrecognized net transitional obligation                            (65)           (52)
Unrecognized prior service cost due to plan amendments              453             --
Additional liability                                             (6,441)        (5,557)
                                                               --------       --------

Accrued pension cost for defined benefit plans                 $ (8,956)      $ (6,966)
                                                               ========       ========

Net pension cost for defined benefit plans for the periods indicated included the following components:

                                                                 Years Ended December 31,
                                                           -------------------------------------
                                                             1995           1996           1997
                                                           -------        -------        -------
Service cost-benefits earned during the period             $ 1,459        $ 1,630        $   116
Interest cost on projected benefit obligation                2,032          1,974          1,895
Actual return on assets                                     (3,116)        (2,058)        (2,780)
Net amortization and deferral of losses                      2,517          1,299          1,492
                                                           -------        -------        -------
  Net periodic pension cost for defined benefit plans        2,892          2,845            723
                                                           -------        -------        -------

Curtailment loss                                                --            557            654
                                                           -------        -------        -------
  Total cost                                               $ 2,892        $ 3,402        $ 1,377
                                                           =======        =======        =======

Assumptions used in the pension calculations were:
Discount rate                                                  7.0%           6.5%           6.5%
Rates of increase in compensation levels                       4.0%           4.0%           4.0%
Expected long-term rate of return on assets                    8.5%           8.5%           8.5%

In addition, the Company made contributions to union-administered pension plans during the years ended December 31, 1995, 1996 and 1997 of $3,148, $2,996 and $2,508 respectively.

                   PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(8)   Pension Plans - (Continued)

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

The future minimum rental commitments at December 31, 1997 for all operating leases having an initial or remaining noncancelable term of one year or more are as follows:

  Years Ending   Operating
    December      Leases
    --------      ------

        1998     $  4,375
        1999        3,890
        2000        3,357
        2001        2,973
        2002        3,001
  Thereafter       19,892
                 --------
                 $ 37,488
                 ========

Rental expense under operating leases for the years ended December 31, 1995, 1996 and 1997 was $7,624, $6,461 and $7,475 respectively.

(10)  Income Taxes

Income tax expense was comprised of the following for the indicated periods:

                                                 Years Ended December 31,
                                          --------------------------------------
                                          1995             1996             1997
                                          ----             ----             ----
Current:
Federal                                   $ --             $ --             $ --
State                                      500              500              500
                                          ----             ----             ----
                                          $500             $500             $500
                                          ====             ====             ====

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(10)  Income Taxes - (Continued)

The sources of deferred income tax expense (benefit) and the tax effects of each were as follows:

                                                                    Years Ended December 31,
                                                              -----------------------------------
                                                                1995          1996          1997
                                                              -------       -------       -------
Excess of book over tax (tax over book) depreciation          $ 1,624       $   (81)      $  (227)
Excess of book over tax amortization expense                   (1,139)       (2,051)       (2,490)
Excess of book over tax vacation expense                          (75)         (180)         (107)
Excess of book over tax restructuring expense                      --          (206)         (618)
(Excess of book over tax) tax over book bad debt expense           44           (41)           37
(Excess of book over tax) tax over book supplemental
  benefit expense                                                 (14)          (14)           14
Equity in income (loss) of Star Gas                              (187)        2,597         1,037
Other, net                                                        (40)         (228)            5
Recognition of tax benefit of net operating loss to the
  extent of current and previous recognized temporary
  differences                                                  (7,843)       (9,114)       (4,491)
Change in valuation allowance                                   7,630         9,318         6,840
                                                              -------       -------       -------
                                                              $    --       $    --       $    --
                                                              =======       =======       =======

The components of the net deferred tax assets and the related valuation allowance for 1996 and 1997 using current rates were as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                          1996           1997
                                                        --------       --------
Net operating loss carryforwards                        $ 35,199       $ 39,690
Excess of tax over book depreciation                      (5,041)        (4,814)
Excess of book over tax amortization                       3,624          6,114
Excess of book over tax vacation expense                   1,493          1,600
Excess of book over tax restructuring expense                206            824
Excess of book over tax supplemental benefit expense         680            666
Excess of book over tax bad debt expense                     370            333
Equity in loss (income) of Star Gas                       (1,738)        (2,775)
Other, net                                                   365            360
                                                        --------       --------
                                                          35,158         41,998
Valuation allowance                                      (35,158)       (41,998)
                                                        --------       --------
                                                        $     --       $     --
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

At December 31, 1997, the Company had the following income tax loss carryforwards for Federal Income Tax reporting purposes:

Expiration
  Date
  ----

2005         $ 26,651
2006           15,012
2007            1,367
2008            8,400
2009            1,662
2010           23,356
2011           26,554
2012           13,734
             --------
             $116,736
             ========

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

In 1997 the Company continued with its restructuring program and combined its three New York City branches into one new central depot that specialized in delivery, installation, maintenance, and service functions, and like the Long Island depots, be supported by the Port Washington facility. The Company also proceeded with its commitment to define the best possible organizational structure, by restructuring select branch and corporate responsibilities to eliminate redundant functions and locate responsibilities where they can best serve customers and the Company. Toward achieving these strategic intentions the Company incurred $2.9 million in restructuring expenses in 1997, and reported such expenses in restructuring charges. This cost was comprised of $2.0 million in termination benefit arrangements for twenty-three servicemen and drivers, ten credit and customer service personnel, and twenty-two sales, general, and administrative personnel displaced by the program; and $0.9 million for continuing lease obligations for three unused, non-cancelable, non-strategic facilities. The total unpaid amounts included in accrued expenses and other liabilities are $0.6 million and $2.4 million respectively at December 31, 1996 and 1997. These amounts represent continuing lease obligations as all the termination benefit arrangements were paid.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(12)  Restructuring Charges - (Continued)

This liability is expected to be paid and relieved as follows:

Year Ended
December 31,
------------

1998        $  900
------------------
1999           500
------------------
2000           300
------------------
2001           100
------------------
2002           100
------------------
Thereafter     500
------------------
            $2,400
------------------

(13)  Stock Options

On March 3, 1989, the Company issued stock options to purchase seventy-two thousand shares of Class A Common Stock and eighteen thousand shares of Class C Common to Irik P. Sevin and forty-eight thousand shares of Class A Common Stock and twelve thousand shares of Class C Common Stock to Malvin P. Sevin. The option price for each such share is $11.25. These options are nontransferable. Malvin P. Sevin's options expired in March 1994 unexercised while the expiration date of Irik P. Sevin's options were extended in 1994 to March 3, 1999.

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(13)  Stock Options - (Continued)

Information relating to stock options during 1995, 1996 and 1997 are summarized as follows:

                                                   Number of Shares    Weighted-Average
                                 Range of         -----------------      Option Price
                              Exercise Prices     Class A   Class C        Per Share        Total
                              ---------------     -------   -------        ---------        -----
Shares under option at
  December 31, 1994          $ 4.10 to $11.25      1,343      103            $ 7.64        $11,047

Granted                      $ 8.00 to $ 8.00         50       --              8.00            400
Exercised                           --                --       --                --             --
Expired                             --                --       --                --             --
                             ---------------------------------------------------------------------
Shares under option at
  December 31, 1995          $ 4.10 to $11.25      1,393      103              7.66         11,447

Granted                      $ 6.87 to $ 7.38        132       --              7.21            955
Exercised                           --                --       --                --             --
Expired                      $ 7.50 to $ 7.50         24        6              7.50            225
                             ---------------------------------------------------------------------
Shares under option at
  December 31, 1996          $ 4.10 to $11.25      1,501       97              7.62         12,177

Granted                      $ 3.13 to $ 3.13         15       --              3.13             47
Exercised                           --                --       --                --             --
Expired                      $ 4.10 to $ 8.77      1,097       79              7.16          8,410
                             =====================================================================
Shares under option at
  December 31, 1997          $ 3.13 to $11.25        419       18            $ 8.72        $ 3,814
                             =====================================================================

Shares exercisable from      $ 6.88 to $ 8.50        209       --            $ 8.02        $ 1,673
Shares exercisable from      $11.00 to $11.25        117       18             11.17          1,508
                             ---------------------------------------------------------------------
Total shares
  exercisable
  at December 31, 1997       $ 6.88 to $11.25        326       18            $ 9.26        $ 3,181
                             =====================================================================

The weighted average life of the shares exercisable from $6.88 to $8.50 is 4.9 years, and the weighted average life of the shares exercisable from $11.00 to $11.25 is 1.9 years.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(14)  Acquisitions

During 1995, the Company acquired the customer lists and equipment of ten unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $34,400; and approximately 90% of this consideration was for customer lists, goodwill, and covenants not to compete.

During 1996, the Company acquired the customer lists and equipment of thirteen unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $28,500; and approximately 90% of this consideration was for customer lists, goodwill, and covenants not to compete.

In June 1996, the Company sold its Springfield Massachusetts operations to an unaffiliated fuel oil dealer. The Company received proceeds of approximately $4,100 and realized a gain on this transaction of approximately $1,800.

During 1997, the Company acquired the customer lists and equipment of eleven unaffiliated fuel oil dealers. The aggregate consideration for these acquisitions, accounted for by the purchase method, was approximately $16,300; and approximately 90% of this consideration was for customer lists, goodwill, and covenants not to compete.

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

Unaudited pro forma data giving effect to the purchased and disposed businesses, and to the acquisition of Star Gas Corporation, as described in Note 2, as if they had been acquired on January 1 of the year preceding the year of purchase and disposal, with adjustments, primarily for amortization of intangibles are as follows:

                                                                          1995         1996         1997
                                                                          ----         ----         ----
Net sales                                                              $ 657,703    $ 607,240    $ 538,988

Loss before extraordinary item                                         $ (20,889)   $ (23,029)   $ (22,397)

Net loss                                                               $ (22,325)   $ (29,443)   $ (22,397)
Preferred stock dividends                                                 (3,263)      (2,389)      (4,644)
                                                                       ---------    ---------    ---------
 Net loss applicable to common stockholders (Numerator)                $ (25,588)   $ (31,832)   $ (27,041)
                                                                       =========    =========    =========

Class A Common Stock                                                      22,711       22,983       23,441
Class B Common Stock                                                          15           12           11
Class C Common Stock                                                       2,598        2,598        2,598
                                                                       ---------    ---------    ---------
 Weighted average number of shares outstanding (Denominator)              25,324       25,593       26,050
                                                                       =========    =========    =========

Basic and Diluted losses per common share before extraordinary item:
  Class A and C Common Stock                                           $   (0.95)   $   (0.99)   $   (1.04)

Extraordinary loss per common share:
  Class A and C Common Stock                                           $   (0.06)   $   (0.25)   $      --

Basic and Diluted losses per common share:
  Class A and C Common Stock                                           $   (1.01)   $   (1.24)   $   (1.04)

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

The estimated fair value of the Company's financial instruments are summarized as follows:

                                    At December 31, 1996                      At December 31, 1997
                                    --------------------                      --------------------
                                Carrying            Estimated            Carrying            Estimated
                                 Amount            Fair Value             Amount            Fair Value
                                 ------            ----------             ------            ----------
Long-term debt                 $ 17,734              $ 17,333            $ 16,798             $ 15,853
Subordinated notes payable      241,450               251,940             210,400              197,883
Senior notes payable             35,200                36,965              64,150               64,343
Preferred stock                  12,500                13,700              36,656               39,722

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

                        Year Ended December 31, 1995                 Year Ended December 31, 1996
                        ----------------------------                 ----------------------------
                        Home                                           Home
                       Heating           **                          Heating      ***
                        Oil          Propane    Consolidated           Oil        Prop.    Consolidated
                        ----         -------    ------------           ---        ----     ------------
Net sales           $509,122       $100,385        $609,507         $608,161      $ --        $608,161
Cost of sales        341,675         46,150         387,825          427,388        --         427,388
                   ---------      ---------     -----------        ---------      -----    -----------
Operating
 expenses            125,859         39,070         164,929          143,069        --         143,069
Depreciation &
 amortization         30,863          9,587          40,450           30,818        --          30,818
Operating
 income (loss)        10,725          5,578          16,303            6,886        --           6,886
                                                                                    --
Assets               357,241            --          357,241          275,025        --         275,025
Capital
 expenditures       $  3,946       $  7,228        $ 11,174         $  6,874      $ --        $  6,874

                        Year Ended December 31, 1997
                       -----------------------------
                          Home
                        Heating     ****
                          Oil        Prop.   Consolidated
                         -----      ------   ------------
Net sales             $548,141      $ --      $548,141
Cost of sales          379,748        --       379,748
                     ---------      -----    ---------
Operating
 expenses              140,023        --       140,023
Depreciation &
 amortization           30,311        --        30,311
Operating
 income (loss)          (1,941)       --        (1,941)
                                      --
Assets                 247,846        --       247,846
Capital
 expenditures         $  6,980      $ --      $  6,980

** In 1995 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $0.7 million representing the Company's share of income of Star Gas Partners, L.P.
*** In 1996 the Propane segment had equity income, which is presented in the Statement of Operations as non-operating income, of approximately $2.3 million representing the Company's share of income of Star Gas Partners, L.P.
**** In 1997 the Propane segment had an equity loss, which is presented in the Statement of Operations as non-operating loss, of approximately $0.2 million representing the Company's share of loss of Star Gas Partners, L.P.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)


(18)  Earnings Per Share

                                                                 December 31,
                                                         1995        1996        1997
                                                       --------    --------    --------
      Basic Earnings Per Share:

      Net loss                                         $(23,479)   $(28,315)   $(22,899)
      Less:  Preferred stock dividends                   (3,263)     (2,389)     (4,644)
                                                       --------    --------    --------
       Loss available to common stockholders
       (Numerator)                                     $(26,742)   $(30,704)   $(27,543)
                                                       ========    ========    ========

      Class A Common Stock                               22,711      22,983      23,441
      Class B Common Stock                                   15          12          11
      Class C Common Stock                                2,598       2,598       2,598
                                                       --------    --------    --------
       Weighted average number of shares outstanding
       (Denominator)                                     25,324      25,593      26,050
                                                       ========    ========    ========

      Basic losses per share                           $  (1.06)   $  (1.20)   $  (1.06)
                                                       ========    ========    ========

      Diluted Earnings Per Share:

      Effect of dilutive securities                    $     --    $     --    $     --
                                                       --------    --------    --------
       Loss available to common stockholders
       (Numerator)                                     $(26,742)   $(30,704)   $(27,543)
                                                       ========    ========    ========

      Effect of dilutive securities                          --          --          --
                                                       --------    --------    --------
       Weighted average number of shares outstanding
       (Denominator)                                     25,324      25,593      26,050
                                                       ========    ========    ========


      Diluted losses per share                         $  (1.06)   $  (1.20)   $  (1.06)
                                                       ========    ========    ========

Certain potentially dilutive securities issued (i.e. options) are not considered in the above calculation due to the fact that they would be anti-dilutive.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(19) Selected Quarterly Financial Data - (Unaudited)

The seasonal nature of the Company's business results in the sale by the Company of approximately 50% of its volume of home heating oil in the first quarter and 30% of its volume of home heating oil in the fourth quarter of each year. The Company generally realizes net income in both of these quarters and net losses during the warmer quarters ending June and September.

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                3/31/96      6/30/96      9/30/96     12/31/96        Total
                                                                -------      -------      -------     --------        -----
Net sales                                                     $ 279,655    $  91,345    $  51,060    $ 186,101    $ 608,161

Income (loss) before
 taxes, equity interest
  and extraordinary item                                      $  42,490    $ (24,259)   $ (38,777)   $  (3,138)   $ (23,684)

Net income (loss)                                             $  39,041    $ (26,152)   $ (40,593)   $    (611)   $ (28,315)
Preferred dividends                                              (1,194)          --       (1,195)          --       (2,389)
                                                              ---------    ---------    ---------    ---------    ---------
 Net income (loss) available
  to common stockholders                                      $  37,847    $ (26,152)   $ (41,788)   $    (611)   $ (30,704)
                                                              =========    =========    =========    =========    =========

Basic and Diluted earnings
 (losses) per common share
  before extraordinary item:
   Class A and C Common Stock                                 $    1.74    $   (1.02)   $   (1.63)   $   (0.02)   $   (0.95)

Extraordinary (loss) per common share:
   Class A and C Common Stock                                     (0.25)          --           --           --        (0.25)

Basic and Diluted earnings (losses) per common share:
   Class A and C Common Stock                                 $    1.49    $   (1.02)   $   (1.63)   $   (0.02)   $   (1.20)

Weighted average number of common shares outstanding:
   Class A Common Stock                                          22,862       22,933       23,021       23,116       22,983
   Class B Common Stock                                              13           13           12           11           12
   Class C Common Stock                                           2,598        2,598        2,598        2,598        2,598

                                                                                   Three Months Ended
                                                                                   ------------------
                                                               3/31/97      6/30/97      9/30/97     12/31/97        Total
                                                               -------      -------      -------     --------        -----
Net sales                                                     $ 248,095    $  87,972    $  50,788    $ 161,286    $ 548,141

Income (loss) before
 taxes, equity interest
  and extraordinary item                                      $  31,285    $ (25,550)   $ (37,959)   $  10,060    $ (22,164)

Net income (loss)                                             $  33,388    $ (27,454)   $ (40,316)   $  11,483    $ (22,899)
Preferred dividends                                                (896)        (921)      (1,861)        (966)      (4,644)
                                                              ---------    ---------    ---------    ---------    ---------
 Net income (loss) available
  to common stockholders                                      $  32,492    $ (28,375)   $ (42,177)   $  10,517    $ (27,543)
                                                              =========    =========    =========    =========    =========

Basic and Diluted earnings
 (losses) per common share
  before extraordinary item:
   Class A and C Common Stock                                 $    1.26    $   (1.09)   $   (1.61)   $    0.40    $   (1.06)

Extraordinary (loss) per common share:
   Class A and C Common Stock                                        --           --           --           --           --

Basic and Diluted earnings (losses) per common share:
   Class A and C Common Stock                                 $    1.26    $   (1.09)   $   (1.61)   $    0.40    $   (1.06)

Weighted average number of common shares outstanding:
  Class A Common Stock                                           23,150       23,326       23,538       23,751       23,441
  Class B Common Stock                                               11           11           11           11           11
  Class C Common Stock                                            2,598        2,598        2,598        2,598        2,598

                                   SCHEDULE II

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1995, 1996 and 1997

                                                   Additions
                                      Balance       Charged
                                        at          to Costs                              Balance
                                     Beginning        and      Other Changes Add       at End
  Year           Description          of Year       Expenses       / (Deduct)          of Year
  ----           -----------          -------       --------       ----------          -------
1995 Accumulated amortization:
     Customer lists                  $ 209,113      $  20,527     $  (4,307)(1)      $ 225,333
     Deferred charges                   34,003          6,142        (1,022)(1)         39,123
                                     ---------      ---------     ---------          ---------
                                     $ 243,116      $  26,669     $  (5,329)         $ 264,456
                                     =========      =========     =========          =========

                                                                  $  (2,406)(2)
                                                                       (250)(1)
                                                                  ---------
     Allowance for doubtful accounts $   1,769      $   1,856     $  (2,656)         $     969
                                     =========      =========     =========          =========

1996 Accumulated amortization:
     Customer lists                  $ 225,333      $  18,611     $  (4,104)(3)      $ 239,840
     Deferred charges                   39,123          4,760          (237)(3)         43,646
                                     ---------      ---------     ---------          ---------
                                     $ 264,456      $  23,371     $  (4,341)         $ 283,486
                                     =========      =========     =========          =========

     Allowance for doubtful
     accounts                        $     969      $   1,882     $  (1,763)(2)      $   1,088
                                     =========      =========     =========          =========

1997 Accumulated amortization:
     Customer lists                  $ 239,840      $  17,903     $ (18,292)(4)      $ 239,451
     Deferred charges                   43,646          4,639        (1,886)(4)         46,399
                                     ---------      ---------     ---------          ---------
                                     $ 283,486      $  22,542     $ (20,178)         $ 285,850
                                     =========      =========     =========          =========

     Allowance for doubtful
     accounts                        $   1,088      $   1,853     $  (1,961)(2)      $     980
                                     =========      =========     =========          =========

(1) Valuation and qualifying accounts conveyed to Star Gas Partners, L.P. and the disposition of the New Hampshire branch location

(2)   Bad debts written off net of any recoveries

(3) Valuation and qualifying accounts conveyed through the disposition of the Springfield Massachusetts branch location

(4) Valuation and qualifying accounts conveyed through the disposition of the Hartford Connecticut branch location

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 8, 1998

                                       PETROLEUM HEAT AND POWER CO., INC.
                                                              (Registrant)



                                       By: /s/ Irik P. Sevin
                                           -------------------------------------
                                               Irik P. Sevin

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


/s/ Irik P. Sevin                 Chairman of the Board       February 8, 1998
------------------------------    Chief Executive Officer,
    Irik P. Sevin                 Chief Financial and
                                  Accounting Officer
                                  and Director


/s/ Audrey L. Sevin               Secretary and Director      February 8, 1998
------------------------------
    Audrey L. Sevin


/s/ Phillip Ean Cohen             Director                    February 8, 1998
------------------------------
    Phillip Ean Cohen


/s/ Paul Biddelman                Director                    February 8, 1998
------------------------------
    Paul Biddelman


/s/ Wolfgang Traber               Director                    February 8, 1998
------------------------------
    Wolfgang Traber