Form 10-K405
period 1998-12-31
PETROLEUM HEAT & POWER CO INC
filed 1999-03-25
CIK 736768

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 1998   OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-9358

                       PETROLEUM HEAT AND POWER CO., INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Minnesota                                   06-1183025
---------                                   ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


2187 Atlantic Street, Stamford, CT             06902
----------------------------------             -----
(Address of principal executive offices)      (Zip code)


       Registrant's telephone number, including area code: (203) 325-5400

       Securities registered pursuant to Section 12(g) of the Act:

       Class A Common Stock
       --------------------
       (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 1, 1999 was approximately $16,532,645.

As of March 1, 1999 there were 23,854,751 shares of the Registrant's Class A Common Stock, 11,228 shares of the Registrant's Class B Common Stock and 2,597,519 shares of the Registrant's Class C Common Stock outstanding.

                                     PART I

                                ITEM 1. BUSINESS

Petroleum Heat and Power Co., Inc. ("Petro" or the "Company") is the largest retail distributor of home heating oil in the United States, with total sales of $408 million for the year ended December 31, 1998. Petro serves approximately 340,000 customers in the Northeast and Mid-Atlantic states, including the metropolitan areas of Boston, New York City, Baltimore, Providence, and Washington, D.C.

Home heating oil is a primary source of home heat in the Northeast. The Northeast accounts for approximately two-thirds of the demand for home heating oil in the United States and, during 1997, approximately 6.9 million homes, or approximately 36% of all homes in the Northeast, were heated by oil. The home heating oil distribution business is highly fragmented and characterized by numerous local fuel oil distributors, most of which have fewer than 20 employees and operate within a 25-mile radius from their distribution facility. According to the United States Bureau of Census, there were approximately 3,400 independently owned and operated home heating oil distributors in the Northeast at the end of 1995.

OPERATIONS

In addition to selling home heating oil, Petro installs and repairs heating equipment. To a limited extent, the Company also markets other petroleum products, including diesel fuel and gasoline, to commercial customers. For the year-ended December 31, 1998, approximately 83% of its total sales were from sales of home heating oil; approximately 13% were from the installation and repair of heating equipment, and approximately 4% were from the sale of other petroleum products, including diesel fuel and gasoline, to commercial customers.

Petro provides home heating equipment repair service 24 hours a day, seven days a week, 52 weeks a year, generally within four hours of request, and regularly provides various service incentives to obtain and retain customers. The Company is consolidating its operations under one brand name, and is building that brand name by employing an upgraded, professionally trained and managed sales force and using a professionally developed marketing campaign, including radio and print advertising media. The Company has a nationwide toll free telephone number, 1-800-OIL-HEAT, which it believes helps to build customer awareness and brand identity.

As a result of a major strategic study, in 1996 the Company began to implement an operational restructuring program designed to take advantage of its size within the home heating oil industry. This program involves regionalization into three profit centers which allows it to operate more efficiently. In addition, this program enables the Company to access developments in communication and computer technology that are in use by other large distribution businesses, but are generally not used by other retail heating oil companies. This program is designed to reduce operating costs, improve customer service and establish a brand image among heating oil consumers.

As part of the implementation of this operational restructuring program, in April 1996, the Company opened a regional customer service center on Long Island, New York. This state-of-the-art facility currently conducts all activities which interface with approximately 110,000 Long Island and New York City home heating oil customers, including sales, customer service, credit and accounting. The Company is also operating under the single brand name of "Petro" throughout this area, rather than the many acquired brand names previously used. Since the creation of this customer service center, eight full-function branches were consolidated into four strategically located delivery and service depots to help serve customers more efficiently. Furthermore, in keeping with the focus of its operating strategy, late in 1997 the Company continued to reorganize select branch and corporate responsibilities in order to eliminate redundant functions, and regionalize responsibilities where they can best serve customers and support the Company's business operations.

CUSTOMERS

The Company currently serves approximately 340,000 customers in the following 26 markets:

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

Connecticut              Pennsylvania                   Rhode Island
Bridgeport--New Haven    Allentown                      Providence
Litchfield County        Berks County
Southern Fairfield        (Centered in Reading)         Newport
  County                 Bucks County                   Maryland/Virginia/D.C.
                          (Centered in Southampton)     Baltimore (Metropolitan)
                         Lebanon County                 Washington, D.C.
                          (Centered in Palmyra)          (Metropolitan)
                                                        Arlington

Approximately 85% of the Company's fuel oil sales are made to homeowners, with the balance to industrial, commercial and institutional customers. Historically, the Company has lost a portion of its customer base each year for various reasons, including customer relocation, price competition, conversions to natural gas and credit problems.

Our home heating oil business' net attrition of existing customers has been approximately 5% to 6% per year over the five years through 1997. This rate represents the net of our annual gross customer loss rate of approximately 15% to 16% offset by customer gains of approximately 10% per year. In 1998 net attrition approximated 3.4%, representing gains of approximately 11.4% and gross losses of 14.8%. Gross customer losses are the result of various factors, including customer relocation, price, natural gas conversions and credit problems. Customer gains are a result of our marketing and service programs and other incentives. While our home heating oil business often loses customers when they move from their homes, we are able to retain a majority of these homes by obtaining the new home purchaser as a customer.

In addition, approximately 90% of Petro customers receive their home heating oil pursuant to an automatic delivery system without the customer having to make an affirmative purchase decision. These deliveries are scheduled by computer, based upon each customer's historical consumption patterns and prevailing weather conditions. The Company delivers home heating oil approximately six times during the year to the average customer. The Company's practice is to bill customers promptly after delivery. In addition, approximately 40% of its customers are on a budget payment plan, whereby their estimated annual oil purchases and service contract are paid for in a series of equal monthly payments over a twelve month period.

SUPPLIERS AND SUPPLY ARRANGEMENTS

Petro obtains fuel oil in either barge or truckload quantities, and has contracts with over 80 terminals for the right to temporarily store its heating oil at facilities not owned by the Company. Purchases are made pursuant to supply contracts or on the spot market. The Company has market price based contracts for substantially all its petroleum requirements with 12 different suppliers, the majority of which have significant domestic sources for their product, and many of which have been suppliers for over 10 years. Petro's current suppliers are: Amerada Hess Corporation; Citgo Petroleum Corp.; Coastal New York; Global Petroleum Corp.; Koch Refining Company, L.P.; TransMontaigne Product Service East, Inc.; Motiva Enterprises LLC; Mieco, Inc.; Mobil Oil Corporation; Sprague Energy; Sun Oil Company; and Tosco Refining Co. Typically supply contracts have terms of 12 months. All of the supply contracts provide for maximum and in some cases minimum quantities, and in most cases do not establish in advance the price at which fuel oil is sold, which, like its price to most customers, is based upon market prices at the time of delivery.

The Company believes that its policy of contracting for substantially all of its supply needs with diverse and reliable sources will enable it to obtain sufficient product should unforeseen shortages develop in worldwide supplies, and further believes that relations with its current suppliers are satisfactory.

INSULATION FROM OIL PRICE VOLATILITY

Although the price of crude oil can be volatile, historically this has not materially affected the Company's performance since over the years it has added a gross margin onto its wholesale costs, designed to offset the impact of inflation, account attrition and weather. As a result, variability in supply prices has affected net sales, but generally has not affected gross margin or net income, and as such, the Company's margins are most meaningfully measured on a per gallon basis and not as a percentage of sales. While fluctuations in wholesale prices have not significantly affected demand to date, it is possible that significant wholesale price increases over an extended period of time could have the effect of encouraging conservation. If demand were reduced and the Company were unable to increase its gross margin or reduce operating expenses, the effect of the decrease in volume would be to reduce net income.

Approximately 25% of the Company's home heating oil total sales are made to individual customers under an agreement pre-establishing the maximum sales price of oil over a twelve month period. The maximum price at which oil is sold to these individual customers is renegotiated in April of each year in light of then current market conditions. The Company currently enters into forward purchase contracts and futures contracts for a substantial majority of the oil it sells to these capped-price customers in advance and at a fixed cost. This practice permits the Company to purchase oil at a fixed price in advance of its obligations to supply such oil. Should events occur after a capped-sales price is established that increases the cost of oil above the amount anticipated, margins for the capped-price customers whose oil was not purchased in advance would be lower than expected, while those customers whose oil was purchased in advance would be unaffected. Conversely, should events occur during this period that decrease the cost of oil below the amount anticipated, margins for the capped-price customers whose oil was purchased in advance could be lower than expected, while margins for those customers whose oil was not purchased in advance would be unaffected or higher than expected.

COMPETITION

The home heating oil industry is highly competitive. Petro competes with heating oil distributors offering a broad range of services and prices, from full service distributors, like the Company, to those offering delivery only. Long-standing customer relationships are typical in the industry. Many companies in the industry, including Petro, deliver home heating oil to their customers based upon weather conditions and historical consumption patterns, without the customer making an affirmative purchase decision each time oil is needed. In addition, most companies, including Petro, provide home heating equipment repair service on a 24-hour per day basis. This tends to build customer loyalty. As a result of the factors noted above, among others, it may be difficult to acquire new retail customers (other than through acquisitions). In addition, in certain instances, homeowners have formed buying cooperatives that seek to purchase fuel oil from distributors at a price lower than individual customers are otherwise able to obtain.

Petro also competes for retail customers with suppliers of alternative energy products, principally natural gas. The rate of conversion from the use of home heating oil to natural gas is primarily affected by the relative prices of the two products and the cost of replacing an oil fired heating system with one that uses natural gas. The Company believes that approximately 1% of its home heating oil customer base annually converts from home heating oil to natural gas.

EMPLOYEES

As of December 31, 1998, the Company had 2,047 employees, of whom 532 were office, clerical and customer service personnel, 617 were heating equipment repairmen, 529 were oil truck drivers and mechanics, 196 were management and staff and 173 were employed in sales. Approximately 400 of those employees are seasonal and are rehired annually to support the requirements of the heating season. Approximately 900 employees are represented by 16 different local chapters of labor unions.

Management believes that its relations with both its union and non-union employees are satisfactory.

GOVERNMENT REGULATIONS

The Company is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right to Know Act, the Clean Water Act and comparable state statues. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a hazardous substance into the environment. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. To date, the Company has not been named as a party to any litigation in which the Company is alleged to have violated or otherwise incurred liability under any of the foregoing laws and regulations.

In connection with acquisitions that involve the purchase of real estate, the Company conducts a due diligence investigation to attempt to determine whether any substance has been sold from, or stored on, any such real estate prior to its purchase.

Such due diligence includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and performing site assessments in which Company employees, and, in certain cases, independent environmental consulting firms we hire review historical records and data bases and conduct physical investigations of the property to look for evidence of hazardous substances, compliance violations and the existence of underground storage tanks.

Future developments, such as stricter environmental, health or safety laws and regulations thereunder, could affect the Company's operations. It is not anticipated that Petro's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on operation. To the extent that the Company does not know of any environmental liabilities or environmental, health or safety laws or regulations will be made more stringent, there can be no assurance that the results of operations will not be materially and adversely affected.

LITIGATION

The Company's operations are subject to all operating hazards and risks normally incidental to handling, storing and transporting and otherwise providing for use by consumers of combustible liquids such as home heating oil. As a result, at any given time the Company is a defendant in various legal proceedings and litigation arising in the ordinary course of business. Petro maintains insurance policies with insurers in such amounts and with such coverages and deductibles as it believes to be reasonable and prudent. However, there can be no assurance that such insurance will be adequate to protect the Company from all material expenses related to potential future claims for personal and property damage or that such levels of insurance will be available in the future at economical prices.

WEATHER CONDITIONS

Weather conditions have a significant impact on the demand for #2 fuel oil because the Company's customers depend on #2 fuel oil principally for heating purposes. During the peak heating season of October through March, sales of home heating oil represent approximately 75% to 80% of the Company's annual home heating oil volume. Actual weather conditions can vary substantially from year to year, significantly affecting financial performance. Furthermore, warmer than normal temperatures in one or more regions in which the Company operates can significantly decrease the total volume it sells and the gross margin realized on those sales and, consequently, the results of operations. In fiscal 1998, temperatures were significantly warmer than normal for the areas in which the Company sold home heating oil. The Company's operating income before depreciation, amortization and provision for supplemental benefits during fiscal 1998 was adversely affected due to this abnormally warm weather. The Company cannot predict if or when a similar weather phenomenon will affect the markets it serves. There can be no assurance that average temperatures in future years will not be above historical averages. The following table presents the average daily temperature (in degrees Fahrenheit) in the metropolitan New York City area for January through March and October through December of the year indicated (which are considered to be the heating season months):

                Average                  Average                     Average
    Year      Temperature     Year     Temperature      Year       Temperature
   1960....       40.4        1973....      43.8        1986....       42.5
   1961....       41.9        1974....      41.9        1987....       42.1
   1962....       40.0        1975....      43.5        1988....       41.1
   1963....       41.1        1976....      39.3        1989....       40.8
   1964....       42.1        1977....      40.1        1990....       47.0
   1965....       41.5        1978....      39.5        1991....       44.3
   1966....       41.9        1979....      43.0        1992....       41.9
   1967....       40.5        1980....      39.8        1993....       41.9
   1968....       40.2        1981....      41.1        1994....       41.8
   1969....       40.4        1982....      42.6        1995....       42.1
   1970....       39.8        1983....      42.9        1996....       40.8
   1971....       41.9        1984....      43.4        1997....       42.3
   1972....       40.5        1985....      42.5        1998....       45.9

Source:  National Oceanic and Atmospheric Administration


Petro / Star Gas Transaction

The Company, through its wholly owned subsidiary Star Gas Corporation ("Star Gas"), has a 40.5% equity interest in Star Gas, L.P. (the "Partnership") and is its general partner. On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. This transaction would be effected through Petro shareholders exchanging their approximate 26.5 million shares of Petro Common Stock for an approximate 3.2 million limited partnership units and General Partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

Of the 3.2 million subordinated Partnership units anticipated to be distributed to Petro shareholders, 2.5 million will be Senior Subordinated Units and 0.7 million will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they have been approved for listing on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's Class A and Class C Common Stock, other then shares held by Audrey Sevin, Irik Sevin, and two corporations controlled by Wolfgang Traber, whose shares will be exchanged for Junior Subordinated Units and General Partnership Units.

Pursuant to the partnership subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution ("MQD") requirement. Distributions on the Partnership's Junior Subordinated Units and General Partner Units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the MQD requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years. As a condition of the Star Gas/Petro transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or the General Partner Units except to the extent Available Cash is earned from operations beginning with the quarter ending December 31, 1999. The first possible distribution is in February 2000.

Like many other publicly traded master limited partnerships, the partnership agreement contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the holders of Senior Subordinated Units, Junior Subordinated Units, and General Partner Units. In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 0.3 million additional Senior Subordinated Units each year that Petro meets certain financial goals to a maximum of 0.9 million additional Senior Subordinated Units.

In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $130 million through a public offering of Common Units and Petro plans to raise $90 million through a private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million (prior to discounts) in Petro public and private debt and preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws.

In October 1998, Petro completed an exchange offer with the holders of its 10 1/8% notes, 9 3/8% debentures, and 12 1/4% debentures and entered into individually negotiated agreements with the holders of its 12 7/8% preferred stock. In the debt exchange offer and preferred stock agreements, the holders of approximately 98.5% in aggregate principal amount and liquidation preference of Petro's public debt and preferred stock exchanged those securities for a like principal amount and liquidation preference of new securities, the terms of which are in all material respects the same as the terms of the old securities, except that (1) the new debt securities are senior to the old debt securities, and (2) the terms of the new debt securities and the new preferred stock (i) give Petro the right to redeem these securities at the closing of the Star Gas / Petro transaction but not later than April 1, 1999 at; 103.5% of face value for the new 12 1/4% debentures; 100% of face value for the new 10 1/8% notes; 100% of face value for the new 9 3/8% debentures; and $23.00 per share for the new 12 7/8% preferred stock; and (ii) eliminate substantially all covenants from the indentures under which the old debt securities were issued. The tendering holders of the old 12 7/8% preferred stock have also granted Petro an irrevocable proxy to vote all their shares of preferred stock in favor of the acquisition proposal at the special meeting.

In the debt exchange offer, Petro issued an aggregate 0.8 million shares of junior convertible preferred stock (convertible to Petro Class A Common Stock on a share for share basis) to the tendering holders. At the completion of the transaction, those shares will be exchanged into an aggregate 0.1 million Partnership Common Units in the merger. Holders of these shares have also granted Petro an irrevocable proxy or have agreed to vote these shares in favor of the acquisition proposal.

Petro currently has a 40.5% equity interest in the Partnership representing its
2.4 million Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 0.1 million units. As part of the Transaction, these units will be contributed to the Partnership by Petro in exchange for one hundred and three thousand Common Units and approximately 2.0 million Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately be exchanged with a portion of the holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 20% of the Partnership's equity through Subordinated Units and General Partnership Units. The holders of the Partnership's Common Units (including an estimated 9.1 million Common Units that will be sold in the Partnership's $130 million public offering) will own an approximate aggregate 80% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by certain officers and directors of Petro consisting of Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber.

PROPANE BUSINESS

Star Gas is the eighth largest retail propane distributor in the United States. It is primarily engaged in the retail distribution of propane and related supplies and equipment to residential, commercial, industrial, agricultural and motor fuel customers. Star Gas serves approximately 166,000 propane customers from 55 branch locations and 32 satellite storage facilities in the Midwest and 19 branch locations and 14 satellite storage facilities in the Northeast. In addition to its retail business, Star Gas also serves approximately 30 wholesale customers from its facilities in southern Indiana.

For the fiscal year ended September 30, 1998, Star Gas had sales of $111.7 million and sold 98.9 million gallons of retail propane. Approximately 80% of its sales (by volume of gallons sold) were to retail customers and approximately 20% were to wholesale customers. Its retail sales have historically had a greater margin, more stable customer base and less price sensitivity than its wholesale business.

Star Gas obtains propane from over 30 sources, all of which are domestic or Canadian companies. Supplies from these sources have traditionally been readily available, although no assurance can be given that supplies of propane will be readily available in the future. Substantially all of Star Gas Partners' propane supply for its Northeast retail operations are purchased under annual or longer term supply contracts, which generally provide for pricing in accordance with market prices at the time of delivery. Certain of the contracts provide for minimum and maximum amounts of propane to be purchased. During the fiscal year 1998, none of its Northeast suppliers accounted for more than 10% of the volume purchased.

Star Gas typically supplies its Midwest retail and wholesale operations by a combination of (1) spot purchases from Mont. Belvieu, Texas, which are transported by pipeline to its 21 million gallon underground storage facility in Seymour, Indiana, and then delivered to the Midwest branches and (2) purchases from a number of Midwest refineries which are transported by truck to the branches either directly or via the Seymour facility. Most of the refinery purchases are purchased under market based contracts.

The propane business is highly competitive. Propane competes primarily with electricity, natural gas and fuel oil as an energy source on the basis of price, availability and portability. In addition to competing with alternative energy sources, Star Gas competes with numerous other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local level with other large full-service multi-state propane marketers, smaller local independent marketers and farm cooperatives. However, long-standing customer relationships are typical of the retail propane industry. Retail propane customers generally lease their storage tanks from their supplier. The lease terms and, in most states, certain fire safety regulations restrict the refilling of a leased tank solely to the propane supplier that owns the tank. The inconvenience of switching tanks minimizes a customer's tendency to switch among suppliers of propane.

Based on industry publications, Star Gas believes that the ten largest multi-state marketers, including Star Gas, account for approximately 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Star Gas retail distribution branches competes with five or more marketers or distributors.

                               ITEM 2. PROPERTIES

The Company provides services to its customers from 24 branches/depots and 13 satellites, 10 of which are owned and 27 of which are leased, in 26 marketing areas in the Northeast and Mid-Atlantic Regions of the United States.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Class A Common Stock

The Company's Class A Common Stock is traded on the National Association of Securities Dealers Inc. National Market under the symbol "HEAT". The high and low per share price of the Class A Common Stock and dividends declared on the Class A Common Stock for 1997 and 1998 were as follows:

                         1997                                 1998
                         ----                                 ----
Quarter        High      Low   Dividend             High       Low    Dividend
-------        ----      ---   --------             ----       ---    --------

1st         $ 6 3/4   $ 3 3/8  $.075             $ 3        $ 1 7/16   $.00

2nd           3 7/8     2 1/2   .075               2  3/16    1 7/16    .00

3rd           3 1/2     2 5/8   .075               2  7/16    1 1/4     .00

4th           3 1/2     2 1/8   .075               1 29/32     22/32    .00

The last sale price of the Class A Common Stock on March 1, 1999 was $ 29/32 per share. As of March 1, 1999 the Company had 235 shareholders of record of its Class A Common Stock.

Class B Common Stock

As of March 1, 1999 there were 11,228 shares of Class B Common Stock outstanding which are no longer listed on the American Stock Exchange, nor is there an established public trading market for them.

Class C Common Stock

There is no established trading market for the Company's Class C Common Stock, $.10 par value. The number of record holders of the Company's Class C Common Stock at March 1, 1999 was 24.

As with its Class A Common Stock, the Company suspended its regularly scheduled quarterly Class C Common Stock dividend.

Dividend Policy

In 1998 the Company did not declare any quarterly dividends on its Class A and Class C Common Stock. On February 24, 1998 the Company announced that it suspended its regularly scheduled quarterly common stock dividend. In arriving at this decision, the Company's Board considered the impact of unusually warm winter weather on its earnings and cash flow, as well as a variety of other factors. The Company reviews its dividend policy from time to time in light of the Company's results of operations, financial condition, capital needs, future projects and other facts deemed relevant by the Board of Directors. While the board of Directors may vary the dividend policy to reduce or eliminate dividends, the approval of the Class C Common Stockholders is required to reduce dividends lower than the level established by a shareholders' agreement among the Class C Common Stockholders.

The Company may pay dividends on the Class A Common Stock and Class C Common Stock only upon paying all current and cumulative dividends on the Redeemable Preferred Stock and the 12 7/8% Exchangeable Preferred Stock. The Company has paid all current and cumulative dividends on such stock.

Under the terms of the Company's debt instruments, the Company is restricted to the amount of dividend distributions it can make on its capital stock. Under the most restrictive dividend limitations, $31.6 million was available for the payment of dividends on all classes of Common Stock at December 31, 1998. The amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter, and by the new issuance of capital stock. However, the Company's bank credit agreement currently prohibits the payment of any common dividends.

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

                                                             Year Ended December 31,
                                                             -----------------------
                                                     (in thousands, except per share data)
                                           1994         1995         1996         1997         1998
                                        ---------    ---------    ---------    ---------    ---------
Income Statement Data:
Net sales                               $ 546,677    $ 609,507    $ 608,161    $ 548,141    $ 408,019

Costs and expenses
  Cost of sales                           362,981      387,825      427,388      379,748      265,526
  Operating expenses                      128,310      164,929      143,069      140,023      117,391
  Amortization of customer lists           19,748       20,527       18,611       17,903       16,669
  Depreciation of plant and equipment       6,469       12,374        6,574        7,204        6,969
  Amortization of deferred charges          4,989        4,248        2,888        3,175        2,899
  Provision for supplemental benefit          373        1,407          873          565          358
                                        ---------    ---------    ---------    ---------    ---------
    Operating income (loss)                23,807       18,197        8,758         (477)      (1,793)

Interest expense-net                       23,766       38,792       32,412       31,668       30,732
Amortization of debt issuance cost          1,188        1,894        1,872        1,464        1,404
Other income (expense)-net                    109          218        1,842       11,445          112
                                        ---------    ---------    ---------    ---------    ---------
  Loss before income taxes,
   equity interest in Star Gas,
   and extraordinary item                  (1,038)     (22,271)     (23,684)     (22,164)     (33,817)
Income taxes                                  600          500          500          500          400
                                        ---------    ---------    ---------    ---------    ---------
  Loss before equity interest in
   Star Gas and extraordinary item         (1,638)     (22,771)     (24,184)     (22,664)     (34,217)

  Share of income (loss) of Star Gas       (1,973)         728        2,283         (235)      (1,120)
                                        ---------    ---------    ---------    ---------    ---------
  Loss before extraordinary item           (3,611)     (22,043)     (21,901)     (22,899)     (35,337)
Extraordinary item-loss on
  early extinguishment of debt               (654)      (1,436)      (6,414)          --           --
                                        ---------    ---------    ---------    ---------    ---------
Net loss                                $  (4,265)   $ (23,479)   $ (28,315)   $ (22,899)   $ (35,337)
                                        =========    =========    =========    =========    =========

Net loss applicable to Common Stock     $  (7,776)   $ (26,742)   $ (30,704)   $ (27,543)   $ (40,394)

Basic and Diluted earnings (losses)
 per common share:
  Class A Common Stock                  $    (.37)   $   (1.06)   $   (1.20)   $   (1.06)   $   (1.52)
  Class B Common Stock                       1.10           --           --           --           --
  Class C Common Stock                       (.37)       (1.06)       (1.20)       (1.06)       (1.52)



Cash dividends declared per
 common share:
  Class A Common Stock                  $    0.55    $    0.60    $    0.60    $    0.30    $      --
  Class B Common Stock                       1.10           --           --           --           --
  Class C Common Stock                       0.55         0.60         0.60         0.30           --


Weighted average number of
 common shares outstanding:
  Class A Common Stock                     19,195       22,711       22,983       23,441       23,962
  Class B Common Stock                        152           15           12           11           11
  Class C Common Stock                      2,550        2,598        2,598        2,598        2,598

                                           1994         1995         1996         1997         1998
                                           ----         ----         ----         ----         ----
Balance Sheet Data:
Cash                                    $  15,474    $  78,285    $   3,257    $   2,390    $   2,004
Working capital                            28,344       65,408       18,093       12,436       (8,977)
Total assets                              397,174      357,241      275,025      247,846      199,531
Long-term debt                            309,945      294,429      291,337      288,957      278,731
Redeemable preferred stock
 (long-term portion)                       36,632       12,500        8,333       32,489       28,578
Stockholders' deficiency                  (66,176)    (100,903)    (145,733)    (177,033)    (215,825)

Summary Cash Flow Data:
Net Cash provided by (used in)
  operating activities                  $  31,449    $  (1,707)   $  (3,852)   $  18,644    $  19,284
Net Cash provided by (used in)
  investing activities                    (31,672)      16,613      (26,193)        (980)           1
Net Cash provided by (used in)
  financing activities                     11,083       47,905      (44,983)     (18,531)     (19,671)

Other Data:
Operating income before depreciation,
 amortization, and provision for
 supplemental benefits (1)              $  55,386    $  56,753    $  37,704    $  28,370    $  25,102
Gallons of home heating oil
  and retail propane sold                 456,719      503,610      456,141      410,291      324,667

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

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Overview

In analyzing the Company's results, investors should consider a variety of factors unique to the Company and the heating oil industry. These include the Company's active acquisition program and the rapid rate of amortization of customer lists purchased in home heating oil acquisitions. First, the financial results of a given year do not reflect the full impact of the year's acquisitions. Acquisitions made during the spring and summer months generally have a negative effect on earnings in the calendar year in which they are made. Second, substantially all purchased intangibles are comprised of customer lists and convenants not to compete. Amortization of customer lists is a non-cash expense which is amortized 90% over a six-year period and the balance over a 25-year period. The covenants not to compete are amortized over the lives of the covenants, which generally range from five to seven years. The Company acquired the customer lists and equipment of thirteen unaffiliated fuel oil dealers in 1996 and eleven in 1997; no acquisitions were made in 1998.

A significant focus of the Company has been the restructuring and corporate identity programs begun in April of 1996. These programs are targeted to heighten responsiveness to customers, improve brand awareness among heating oil consumers and increase operational productivity, as well as reduce overhead costs. The regionalization of the Company's New York/Long Island operations was completed in 1997, and similar efforts in the Mid-Atlantic region have begun. In order to optimize the impact of these programs, the Company continues to evaluate appropriate operating structures for the rest of the Company. For 1997 and 1998 in the metro New York region, the Company's first consolidated region, measurable improvements were recorded in almost all significant operating categories. Despite these indications, however, it should be noted that no assurances can be given as to the ultimate impact of the program on the Company's financial results in any of the Company's regions.

1998 Compared to 1997

In analyzing the Company's 1998 results to 1997 results, certain significant factors should be considered. We believe that 1998 was among the warmest years in the twentieth century with temperatures 17.7% above normal and 16.0% higher than 1997. Largely as a result of this weather, home heating oil volume declined
85.6 million gallons and sales were $140.1 million below 1997 levels. However, operating loss increased by only $1.3 million as the Company was able to offset, to a certain extent, the effects of this weather through increased heating oil margins and through sizeable reductions in operating expenses relating to its operational restructuring and corporate overhead reduction programs.

Volume. Home heating oil volume decreased 20.9% to 324.7 million gallons for the twelve months ended December 31, 1998, as compared to 410.3 million gallons for the twelve months ended December 31, 1997. This decline was largely due to 16.0% warmer weather for 1998, believed to be caused by the effects of the climatic phenomenon known as "El Nino." In addition, volume was negatively impacted by
16.9 million gallons from the Company's Hartford, CT operation, which was sold in November 1997, and by net account attrition and delivery scheduling. Partially offsetting these factors was the acquisition by the Company of eleven individually insignificant heating oil companies during 1997, the full effects of which were not realized until 1998.

Net sales. Net sales decreased 25.6% to $408.0 million for the twelve months ended December 31, 1998, as compared to $548.1 million for the twelve months ended December 31, 1997. This decline reflects the impact of decreased volume as well as the impact of lower selling prices associated with lower wholesale costs.

Cost of sales. Cost of sales decreased 30.1% to $265.5 million for the twelve months ended December 31, 1998, as compared to $379.7 million for the twelve months ended December 31, 1997, due to the decline in volume and lower wholesale costs mentioned above. Cost of sales declined more than net sales as the Company was able to increase home heating oil margins by 3.3 cents per gallon in 1998 as compared to 1997. Also contributing to the decline in cost of sales was a decline in service expense, which cost is included in cost of sales. The service expense decline was a result of both the Company's improved operating efficiency and the warmer weather.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 14.8% to $87.3 million for the twelve months ended December 31, 1998, as compared to $102.4 million for the twelve months ended December 31, 1997. This $15.1 million decline was due both to reductions in certain expenses resulting from the Company's operational restructuring programs, and to the Company's ability to reduce overhead costs in response to a decline in volume. Also contributing to this decline were significant reductions in corporate staff and other expenses which were part of a cost reduction program begun in December 1997.

Direct delivery expenses. Direct delivery expenses decreased 18.0% to $24.6 million for the twelve months ended December 31, 1998, as compared to $30.0 million for the twelve months ended December 31, 1997, reflecting the Company's ability to reduce costs both in response to a weather-related decline in volume and, to a lesser extent, through its productivity improvements.

Restructuring charges. Restructuring charges of $0.5 million for the twelve months ended December 31, 1998 represent the continuation in the first quarter of 1998 of corporate staff reductions. Charges for the twelve months ended December 31, 1997, which total $2.9 million, represent costs associated with the Company's regionalization and consolidation program in the New York/Long Island and Mid Atlantic regions, as well as corporate staff reductions made in the fourth quarter of 1997.

Corporate identity expenses. Corporate identity expenses decreased to $0.2 million for the twelve months ended December 31, 1998, as compared to $4.1 million for the twelve months ended December 31, 1997. These expenses represent costs associated with the Company's brand identity program, implemented in the Company's New York and Mid Atlantic regions primarily during 1997, with completion of the Mid Atlantic region in 1998. These costs include the cost of repainting all delivery and service vehicles to reflect the Company's new identity.

Star Gas transaction expenses. Star Gas transaction expenses of $4.8 million for the twelve months ended December 31, 1998 represent costs incurred, consisting primarily of legal, printing, advisory, and professional charges relating to the Company's previously announced merger with Star Gas Partners. It is expected that the Company will incur a total of $7.5 to $8.5 million of costs associated with this transaction, the remainder of which will be incurred in 1999.

Amortization of customer lists. Amortization of customer lists decreased 6.9% to $16.7 million for the twelve months ended December 31, 1998, as compared to $17.9 million for the twelve months ended December 31, 1997, reflecting the impact of certain customer lists becoming fully amortized which were not offset by the full year amortization for the 1997 acquisitions.

Depreciation and amortization of plant and equipment. Depreciation and amortization of plant and equipment decreased 3.3% to $7.0 million for the twelve months ended December 31, 1998, as compared to $7.2 million for the twelve months ended December 31, 1997, as the impact of certain assets becoming fully depreciated exceeded the impact of the Company's recent fixed asset additions.

Amortization of deferred charges. Amortization of deferred charges decreased 8.7% to $2.9 million for the twelve months ended December 31, 1998, as compared to $3.2 million for the twelve months ended December 31, 1997, reflecting the impact of certain deferred charges becoming fully amortized.

Operating loss. Operating loss increased 275.9% to a loss of $1.8 million for the twelve months ended December 31, 1998, as compared to a loss of $0.5 million for the twelve months ended December 31, 1997. This decline was attributable to the weather-related decline in volume for the period, partially offset by the Company's reductions in operating expenses and improvements in home heating oil margins.

Net interest expense. Net interest expense decreased 3.0% to $30.7 million for the twelve months ended December 31, 1998, as compared to $31.7 million for the twelve months ended December 31, 1997. This was due to a slight decline in average borrowings outstanding.

Other. Other income decreased to $0.1 million for the twelve months ended December 31, 1998, as compared to $11.4 million for the twelve months ended December 31, 1997, as the 1997 results include the gain on the sale of the Company's Hartford, CT operations in November 1997.

Equity in loss of Star Gas Partnership. Equity in the loss of Star Gas Partnership increased 376.6% to a loss of $1.1 million for the twelve months ended December 31, 1998, as compared to a loss of $0.2 million for the twelve months ended December 31, 1997. This decline was largely due to the impact of warm weather on Star Gas Partner's operations.

Net loss. Net loss increased 54.3% to a loss of $35.3 million for the twelve months ended December 31, 1998, as compared to a loss of $22.9 million for the twelve months ended December 31, 1997. This increase was attributable to the weather-related decline in volume for the period, partially offset by the Company's reductions in operating expenses and improvements in home heating oil margins. In addition, 1997 was favorably impacted by the $11.3 million gain for the November 1997 sale of the Company's Hartford, CT operations.

Operating income before depreciation, amortization, and provision for supplemental benefits.* Operating income before depreciation, amortization, and provision for supplemental benefits declined 11.5% to $25.1 million for the twelve months ended December 31, 1998, as compared to $28.4 million for the twelve months ended December 31, 1997. This $3.3 million decline was far less than the 85.6 million gallon decline in volume for the same period, which was primarily attributable to an increase in the Company's heating oil margins and to sizable reductions in operating expenses related to the Company's operational restructuring programs and its ability to contain costs in response to warm weather.


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

1997 Compared to 1996

Volume. Home heating oil volume decreased 10.1% to 410.3 million gallons for the twelve months ended December 31, 1997, as compared to 456.1 million gallons for the twelve months ended December 31, 1996. In addition to 5.8% warmer weather in 1997 than in 1996, volume was negatively impacted by net account attrition and the sale of the Company's Hartford, CT operations, partially offset by the acquisition of 24 individually insignificant heating oil companies since the beginning of 1996.

Net sales. Net sales decreased 9.9% to $548.1 million for the twelve months ended December 31, 1997, as compared to $608.2 million for the twelve months ended December 31, 1996 due to the decreased volume described above.

Cost of sales. Cost of sales decreased 11.1% to $379.7 million for the twelve months ended December 31, 1997, as compared to $427.4 million for the twelve months ended December 31, 1996 due to the decreased volume described above. Cost of sales decreased more than net sales due to an increase of 1.7 cents per gallon in home heating oil margins in 1997 as compared to 1996.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 3.2% to $102.4 million for the twelve months ended December 31, 1997, as compared to $105.6 million for the twelve months ended December 31, 1996. This decline was due both to reductions in certain expenses resulting from the Company's operational restructuring programs and to the Company's ability to reduce certain overhead costs in response to a decline in volume and was achieved despite inflationary pressures. Also of importance, but of smaller impact on 1997 financials, were significant corporate staff reductions taken in December of 1997 as part of our corporate restructuring programs.

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

Operating income (loss): Operating income decreased to an operating loss of $0.5 million for the twelve months ended December 31, 1997, as compared to operating income of $8.8 million for the twelve months ended December 31, 1996. This decline was largely a result of the weather-related decline in volume and an increase in restructuring and corporate identity expenses, partially offset by the Company's ability to reduce certain operating expenses and an increase in the Company's heating oil margins.

Net interest expense. Net interest expense decreased to $31.7 million for the twelve months ended December 31, 1997, as compared to $32.4 million for the twelve months ended December 31, 1996. This reduction resulted from both a slight decline in average borrowings outstanding and average rate.

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

Equity in income (loss) of Star Gas partnership. Equity in the earnings of Star Gas Partnership declined to a loss of $0.2 million for the twelve months ended December 31, 1997, as compared to earnings of $2.3 million for the twelve months ended December 31, 1996. This decrease was due to the impact of warm weather on Star Gas Partner's propane volume and net income.

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

Operating income before depreciation, amortization, and provision for supplemental benefits. Operating income before depreciation, amortization, and provision for supplemental benefits decreased to $28.4 million for the twelve months ended December 31, 1997, as compared to $37.7 million for the twelve months ended December 31, 1996. This decline was due to decreased volume resulting from the warm 1997 weather and to an increase in restructuring and corporate identity costs, partially offset by improved heating oil margins.

Liquidity and Financial Condition

Net cash provided by operating activities of $19.3 million combined with the $1.3 million net proceeds from the sale of Star Gas Partners Common Units amounted to $20.6 million. These funds were utilized in investing activities for the purchase of fixed assets of $4.6 million; and in financing activities to repay senior notes payable of $1.1 million, repay subordinated notes of $1.1 million, repay net working capital borrowings of $3.0 million, pay cash dividends of $7.0 million, increase the cash collateral account maintained with the Company's lenders to secure certain letter-of-credit obligations of $2.4 million, redeem preferred stock of $4.2 million, and for other financing activities of $2.8 million, which is comprised mainly of the redemption of $2.3 million of Notes Payables issued in connection with the purchase of fuel oil dealers. These financing activities were partially offset by cash provided from the Star Gas distributions of $4.4 million, the proceeds from the sale of fixed assets of $0.2 million, and proceeds from dividend reinvestments of $0.6 million. As a result of the above activities, the Company's cash balance decreased by $0.4 million since December 31, 1997.

In July 1998, the Company renewed its $47.0 million working capital revolving credit facility which will expire in June 1999. In consideration for the extension of this facility to June 1999, the Company agreed to, amongst other things, pay no common cash dividends and not make any acquisitions of other companies. As the Company's current capital constraints already imposes a limit to such activity, the impact of these prohibitions is minimal. At December 31, 1998 no amount was outstanding under this credit facility.

As part of the Star Gas / Petro Transaction, the Company plans to enter into a bank facilities agreement for approximately $100.0 million in senior secured facilities with a group of commercial banks. The bank facilities will consist of three separate tranches, a $40 million working capital facility, a $10 million letter of credit facility, and a $50 million acquisition facility. The working capital facility and letter of credit facility would expire on June 30, 2001. The acquisition facility would convert into a term loan on June 30, 2001 which would be payable in eight equal quarterly principal payments.

As part of the Star Gas / Petro Transaction, the Company plans to sell approximately $90.0 million of Senior Secured Notes, the net proceeds of which will be used for the restructuring of the Company's debt and redemption of the preferred stock.

The Company has no material commitments for capital expenditures. Based on the Company's expectation of securing a working capital facility, the Company's working capital position, and the expected net cash to be provided by operating activities, the Company expects to be able to meet all of its obligations in 1999.

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

The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed a plan to address this issue. The scope of this review included the assessment of the Company's information technology environment as well as the compliance attainment efforts of the Company's major service providers. Most key suppliers and business partners have been contacted with regard to their Year 2000 state of readiness such as the Company's software developer, significant suppliers, payroll provider, and banking partners, and the Company has obtained reasonable comfort that this issue is being adequately addressed.

In addition, the Company has engaged a prominent information technology consulting firm ("IT Firm") to advise and ensure that it maintains a focused strategy to successfully address the Year 2000 issue on a timely basis. This IT Firm will contribute an added layer of comfort for Year 2000 compliance, based on their independent assessment derived from continuous exposure analyses which are designed to assess the costs and efforts needed to maintain and/or repair the Company's critical business systems.

The Company's main applications and operating systems have a combination of compliant and non-compliant systems. The primary computer platform which supports much of the Company's operations was designed to be Year 2000 compliant, and the Company has obtained a compliance warranty attesting to this fact. However, the Company has identified potential problem areas and assessed a total cost of approximately $350,000 to make the entire system Year 2000 compliant, which includes the IT Firm's consulting fees. The Company's state of readiness to make each identified area Year 2000 compliant is at the implementation stage.

Through December 31, 1998 the Company has incurred approximately $50,000 in Year 2000 compliance expenses for applications and hardware, and it expects to incur an additional $300,000 through the summer of 1999 for additional applications and hardware, as well as the IT Firm's consulting fees.

Furthermore, the Company has also accelerated the planned replacement of its internal messaging system in order to gain company-wide Year 2000 messaging compatibility. Through December 31, 1998 the Company has incurred approximately $30,000 of expenses for this project, and expects to incur an additional $220,000 by the summer of 1999 to complete the project.

If the Company fails to be Year 2000 compliant, a worst case scenario would be system failures and miscalculations that could adversely affect operations. However, because the primary computer platform which currently supports much of the Company's operations is already Year 2000 compliant and continues to show positive test results like those of other existing and newly installed Year 2000 compliant systems being tested, the Company would experience only minor operational disruptions even in such worst case scenario. Business contingency plans designed to mitigate the Company's worst case scenario and potential disruptions to business operations include continued substantive pre-testing of existing and newly installed Year 2000 compliant systems. This coupled with the Company's existing effort to relieve information technology systems from non-critical, non-Year 2000 projects, while simultaneously planning the availability of all information technology personnel before, during, and after the Year 2000 changeover is designed to mitigate the effects of potential business disruptions.

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

Noncompliance with The NASDAQ Stock Market Minimum Bid Price Requirement

The Company received notification from The NASDAQ Stock Market ("NASDAQ") that its Class A Common Stock was not in compliance pursuant to the newly enacted NASD Market Place Rules regarding the minimum bid price requirement. The Company responded to NASDAQ outlining its position as to why NASDAQ should not take any action to delist Petro's Class A Common Stock from its National Market System ("NMS"). Among the reasons given for not delisting the stock was the possibility of the Star Gas / Petro Transaction. The original NASDAQ Hearing Panel granted a very limited exception to the continued listing requirements based upon the Company's written request. The Company responded by requesting a full oral hearing on this matter as provided for under the NASD Market Place Rules.

The full oral hearing took place in November of 1998 before a NASDAQ Listing Qualification Panel (the "Panel") resulting in a January 1999 initial determination to not delist the Company from the NMS, so long as the Company met certain conditions. In March of 1999, the Panel determined that the Company did not seem likely to regain compliance with the requirements for continued listing on the NMS within a reasonable period of time. However, in light of the Company's intention to voluntarily delist from NASDAQ upon completion of the Star Gas / Petro transaction, the Panel has allowed continued NMS listing until the earlier of the closing of the transaction or April 9, 1999.

A delisting could have a material adverse effect on the liquidity, trading, and price for the Class A Common Stock.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to interest rate risk primarily through its working capital revolving credit facility and market risk through its futures contracts. The Company uses its working capital revolving credit facility to meet its working capital needs. At December 31, 1998 no amount was outstanding under the working capital revolving credit facility.

The Company selectively uses derivative financial instruments to manage its exposure to market risk related to changes in the current and commodity market price of #2 home heating oil. The Company does not hold derivatives for trading purposes. The value of market sensitive derivative instruments is subject to change as a result of movements in market prices. Consistent with the nature of hedging activity, associated unrealized gains and losses would be offset by corresponding decreases or increases in the purchase price the Company would pay for the #2 home heating oil being hedged. Sensitivity analysis is a technique used to evaluate the impact of hypothetical market value changes. Based on a hypothetical ten percent increase in the cost of # 2 home heating oil at December 31, 1998, the potential unrealized losses on the Company's hedging activity would be reduced by $1.9 million; and conversely a hypothetical ten percent decrease would increase the unrealized losses by the same amount.

Accounting Changes

In June 1998 the FASB issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is assessing the disclosure requirements of SFAS No. 133.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   See Index to Financial Statements, Page F-1

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the directors and executive officers of the Company as of December 31, 1998 is set forth below:

Name                      Age Office
----                      --- ------

Irik P. Sevin             51  Chairman of the Board, Chief Executive Officer,
                                and Director
William G. Powers, Jr.    45  President and Chief Operating Officer
C. Justin McCarthy        54  Senior Vice President - Operations
Audrey L. Sevin           72  Secretary and Director
George Leibowitz          61  Treasurer
James J. Bottiglieri      42  Vice President and Controller
Angelo Catania            49  Vice President and General Manager - Mid Atlantic
                                Region
Vincent De Palma          41  Vice President and General Manager - New York
                                Region
John D. Ryan              45  Vice President - Sales and Marketing
Matthew J. Ryan           41  Vice President - Supply
Peter B. Terenzio, Jr.    42  Vice President - Human Resources and Risk
                              Management
Paul Biddelman(1)         52  Director
Phillip Ean Cohen(1)(2)   50  Director
Thomas J. Edelman         47  Director
Stephen Russell           57  Director
Wolfgang Traber(2)        54  Director

(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

See Item 12 for information concerning a shareholder's agreement governing the election of directors.

      Irik P. Sevin has been a director of Petro since its organization in October 1983 and Chairman of the Board of Petro since January 1993. Mr. Sevin has been President of Petro, Inc. (a predecessor of Petro) since November 1979 and was President of Petro from 1983 through January 1997. Mr. Sevin has also been the Chairman of the Board of Directors of Star Gas Corporation since December 1993. Mr. Sevin was an associate in the investment banking division of Kuhn Loeb & Co. and then Lehman Brothers Kuhn Loeb Incorporated from February 1975 to December 1978.

      William G. Powers, Jr. has been President of Petro since December 1997. Mr. Powers was President of Star Gas Corporation from December 1993 through November 1997, and has been a Director of Star Gas Corporation since December 1997. Prior to joining Star Gas Corporation, he was employed by Petro from 1984 to 1993 where he served in various capacities, including Regional Operations Manager and Vice President of Acquisitions. He has participated in over 90 acquisitions for Petro. From 1977 to 1983, he was employed by The Augsbury Corporation, a company engaged in the wholesale and retail distribution of fuel oil and gasoline throughout New York and New England and served as Vice President of Marketing and Operations.

      C. Justin McCarthy has been Senior Vice President--Operations of Petro, Inc. since January 1979 and of the Company since its organization in October 1983. Prior to joining the Company, Mr. McCarthy was General Manager of the New York City operations for Whaleco Fuel Oil Company from 1976 to 1979 and was General Manager of the Long Island Division of Meenan Oil Co., Inc. from 1973 to 1976.

      Audrey L. Sevin has been a director and Secretary of Petro since its organization in October 1983. Mrs. Sevin has also been a director of Star Gas Corporation since December 1993 and the Secretary of Star Gas Corporation since June 1994. Mrs. Sevin was a director, executive officer and principal shareholder of A. W. Fuel Co., Inc. from 1952 until its purchase by Petro Inc. in May 1981.

      George Leibowitz has been Treasurer of Petro since April 1997. From November 1992 to March 1997 he was Senior Vice President--Finance and Corporate Development of Petro. From

1985 to 1992, Mr. Leibowitz was the Chief Financial Officer of Slomin's Inc., a retail heating oil dealer. From 1984 to 1985, Mr. Leibowitz was the President of Lawrence Energy Corp., a consulting and oil trading company. From 1971 to 1984, Mr. Leibowitz was Vice President--Finance and Treasurer of Meenan Oil Co., Inc. Mr. Leibowitz is a Certified Public Accountant.

      James J. Bottiglieri has been Controller of Petro since 1994. He was Assistant Controller of Petro from 1985 to 1994 and was elected Vice President in December 1992. From 1978 to 1984, Mr. Bottiglieri was employed by a predecessor firm of KPMG Peat Marwick LLP, a public accounting firm. Mr. Bottiglieri has been a Certified Public Accountant since 1980.

      Angelo Catania has been Vice President and General Manager of the Mid-Atlantic Region since February 1998 and Vice President--Acquisitions of the Company from March 1996 to January 1998. From 1990 to 1996 he was the Company's Regional Operations Manager and Co-Director of Acquisitions. From 1984 to 1990 he was Chief Financial Officer and Vice President--Operations of Acme Oil Co., Inc., a retail heating oil dealer. From 1974 to 1984, Mr. Catania was Corporate Controller and Assistant Secretary of Meenan Oil Co., Inc., a retail heating oil dealer.

      Vincent De Palma has been Vice President and General Manager--New York Region of the Company since March 1997. Prior thereto he was a divisional vice president and General Manager of the Long Island Region since April 1996. Prior to joining Petro, Mr. De Palma was a Principal with McKinsey & Company, Inc., which he joined in 1984. From 1979 until 1982, Mr. De Palma held various engineering positions with Exxon, USA.

      John D. Ryan has been Vice President - Sales and Marketing since February 1998 and Vice President of Sales since August of 1996. From 1991 through 1996 he held various positions within the Petro organization including Branch Manager, Regional Marketing Manager, and Director of Sales. From 1985 through 1991 he held various Marketing, Sales, and Operations Management positions with Meenan Oil Co., Inc., a retail heating oil dealer. From 1977 through 1985 Mr. Ryan held various Marketing and Sales Management positions within the resale marketing division of the Mobil Corporation.

      Matthew J. Ryan has been Vice President--Supply of the Company since December 1992. He was Manager of Supply and Distribution of the Company from 1990 to 1992 and has been employed by the Company since 1987. From 1974 to 1987, Mr. Ryan was employed by Whaleco Fuel Corp., a subsidiary of the Company which was acquired in 1987.

      Peter B. Terenzio, Jr. joined the Company in June 1995 as Vice President--Human Resources and in December 1997 was given the added responsibility of overseeing risk management. Prior to joining the Company, Mr. Terenzio spent one year as the Vice President--Human Resources for Linens 'N Things and 11 years in various operational and human resources positions for Filene's Basement, including Senior Vice President, Human Resources and Distribution from 1990 to 1994.

      Paul Biddelman has been a director of Star Gas Corporation since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Biddelman has been a director of Petro since October 1994. Mr. Biddelman has been President of Hanseatic Corporation since December 1997. From April 1992 through December 1997, he was Treasurer of Hanseatic Corporation. Mr. Biddelman joined Hanseatic from Clements Taee Biddelman Incorporated, a merchant banking firm which he co-founded in 1991. From 1982 through 1990, he was a Managing Director in Corporate Finance at Drexel Burnham Lambert Incorporated. Mr. Biddelman also worked in corporate finance at Kuhn, Loeb & Co. from 1975 to 1979, and at Oppenheimer & Co. from 1979 to 1982. Mr. Biddelman is a director of Celadon Group, Inc., Electronic Retailing Systems International, Inc., Institution Technologies, Inc., Natural Gas Vehicle Systems, Inc. and Premier Parks, Inc.

      Phillip Ean Cohen has been a director of Petro, Inc., a wholly-owned subsidiary of the Company, since January 1979 and of the Company since its organization in October 1983. Since 1985, Mr. Cohen has been Chairman of Morgan Schiff & Co., Inc., an investment banking firm.

      Thomas J. Edelman has been a Director of Petro since its organization in October 1983. Mr. Edelman has also been a Director of Star Gas Corporation since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Edelman has been the

Chairman and Chief Executive Office of Patina Oil & Gas Corporation since its formation in 1996. Mr. Edelman also serves as Chairman of Range Resources Corporation (formerly Lomak Petroleum, Inc.). He co-founded Snyder Oil Corporation and was its President and a Director from 1981 through early 1997. Prior to 1981, he was a Vice President of The First Boston Corporation. From 1975 through 1980, Mr. Edelman was with Lehman Brothers Kuhn Loeb Incorporated. Mr. Edelman also serves as a Director of Paradise Music & Entertainment, Inc., and as a Trustee of The Hotchkiss School.

      Stephen Russell has been a director of Petro since July 1996. He has been Chairman of the Board and Chief Executive Officer of Celadon Group Inc., an international transportation company, since its inception in July 1986. Mr. Russell has been a member of the Board of Advisors of the Johnson Graduate School of Management, Cornell University since 1983.

      Wolfgang Traber has been a director of Petro since its organization in October 1983. Mr. Traber has also been a director of Star Gas Corporation since October 1995. He also served in that capacity from December 1993 through June 1995. Mr. Traber is Chairman of the Board of Hanseatic Corporation, a private investment corporation in New York, New York. Mr. Traber is a director of Deltec Asset Management Corporation, Blue Ridge Real Estate Company and M.M. Warburg & Co.

      Audrey L. Sevin is the mother of Irik P. Sevin. There are no other familial relationships between any of the directors and executive officers.

      In January 1999, Vincent De Palma, Vice President and General Manager--New York Region resigned from the Company and was replaced by John D. Ryan, Vice President - Sales and Marketing. While Mr. Ryan immediately assumed the position of Vice President and General Manager--New York Region, no immediate replacement for the Vice President - Sales and Marketing position was determined.

                        ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid by the Company and its subsidiaries for services during fiscal 1996, 1997 and 1998 to each of the Company's five most highly compensated executive officers:

                                                         SUMMARY COMPENSATION TABLE

                                                                                              Long Term
                                                 Annual Compensation                         Compensation
                                                 -------------------                         ------------
                                                                          Other        Restricted
         Name and                                                         Annual         Stock                        All Other
    Principal Position         Year     Salary           Bonus        Compensation       Awards       Options       Compensation
    ------------------         ----     ------           -----        ------------       ------       -------       ------------
Irik P. Sevin                  1998  $ 500,000(1)     $   --           $   --           $   --           --         $  9,600(2)
 Chairman and                  1997    387,500(1)         --               --               --           --            9,600(2)
 Chief Executive Officer       1996    350,000          339,000            --               --           --             --

William G. Powers              1998    250,000            --               --               --        200,000(3)       9,600(2)
 President and                 1997     20,833          450,000(4)         --               --           --             --
 Chief Operating Officer

C. Justin McCarthy             1998    243,768            --           116,664(5)           --           --            9,600(2)
 Senior Vice President         1997    243,768            --           116,664(5)           --           --            9,600(2)
 Operations                    1996    230,000           89,597         48,610(5)           --         35,000(6)      13,391(7)

George Leibowitz               1998    374,104(5)         --               --               --           --            9,600(2)
 Treasurer                     1997    309,961(5)         --               --               --           --            9,600(2)
                               1996    225,000            --               --               --           --             --

Vincent De Palma               1998    235,000            --               --               --           --            9,600(2)
 Vice President and            1997    235,000           84,500            --               --           --            9,292(2)
 General Manager               1996    166,500          109,871(8)      80,512(9)       171,875(10)    15,000(11)       --
 New York Region

(1) This amount includes $150,000 for 1998 and $37,500 for 1997 of compensation paid by the Star Gas Partnership (See "Certain Relationships and Related Transactions - Compensation to Mr. Sevin from the Partnership" section of this document).
(2) This amount represents the Company's contributions under its defined contribution retirement plan.
(3) These options are exercisable to purchase shares of Class A Common Stock of the Company. 50,000 options vested immediately, and each year beginning on June 1, 1999 and ending on June 1, 2001, 50,000 options vest.
(4) This amount represents a signing bonus of $450,000 in connection with the appointment of Mr. Powers as President and Chief Operating Officer effective as of December 1, 1997. Mr. Power's current annual salary is $250,000 with a 40% bonus potential. Amounts do not include Mr. Power's compensation while he was an officer of Star Gas.
(5) This amount represents payments made pursuant to an employment contract (See "Employment Contracts" section of this document).
(6) These options were exercisable to purchase shares of Class A Common Stock of the Company with a vesting period of 20% each year beginning March 21, 1997. In December 1998 all such options were forfeited.
(7) Other compensation consists of amounts paid in lieu of contributions under the Company's 401(k) plan in which Mr. McCarthy did not participate.
(8)   This amount includes a signing bonus of $35,000.
(9) This amounts represent reimbursement by the Company for moving expenses in connection with Mr. De Palma's relocation to Long Island, New York at the Company's request, and the additional reimbursement to offset the tax effects of such payments.
(10) In accordance to the employment agreement granting Mr. De Palma 25,000 restricted shares of the Company's Class A Common Stock, (See "Employment Contracts" section of this document) 20% of such shares vest on each anniversary date after April 15, 1996. The market price of the Company's Class A Common Stock on April 15, 1996 was $6.875 per share. As of December 31, 1998, 10,000 restricted shares had vested, and the aggregate value of all 25,000 restricted shares using the December 31, 1998 closing price of $0.75 per share, was $18,750.
(11) These options were exercisable to purchase shares of Class A Common Stock of the Company with a vesting period of 20% each year beginning April 15, 1997. In December 1998 all such options were forfeited.

The following table presents the value of unexercised options held by the named executives at December 31, 1998:

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                          Number of Unexercised                 Value of
                       Options at December 31, 1998      In the Money Options at
Name                 Exercisable (E) /Unexercisable (U)   December 31, 1998 (1)
----                 ----------------------------------   ---------------------

Irik P. Sevin
Class A Common Stock    100,000 (E) /         0 (U)

William G. Powers
Class A Common Stock     50,000 (E) /   150,000 (U)

(1) Values are calculated by deducting the exercise price from the fair market value of the stock at December 31, 1998.

                       Options Granted In Last Fiscal Year

                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                           % of Total                                                    Annual Rates of
                                             Options                     Market                            Stock Price
                                           Granted to     Exercise      Price On                          Appreciation
                            Options         Employees      Price        the Date       Expiration        for Option Term
Name                      Granted (#)        in 1998      ($ Share)     of Grant          Date           5%           10%
----                      -----------        -------      ---------     --------          ----           --           ---
William G. Powers          200,000(1)        100.0%        $1.8125       $1.8125         5/31/08      $227,980     $577,740

(1) These options were issued in May 1998. 50,000 of these options are immediately exercisable and on each June 1st, 50,000 of the remaining option become exercisable.

Pension Plans

The Company maintained various retirement plans for substantially all non-union employees. The executive officers of the Company were eligible to participate in a qualified defined benefit pension plan (the "Pension Plan") which the Company maintained for its non-union employees until December 31, 1996, at which time the benefits covered under the plans were frozen.

The Pension Plan covered non-union employees who completed one year of service. The Pension Plan generally provided to each participant who retires at age 65 an annual benefit equal to 1.25% of the participant's average annual compensation (defined as the average of such participant's highest five consecutive years earnings out of the prior 10 years before retirement) multiplied by the number of such participant's benefit years of service. A participant who has attained age 55 and has completed five years of service may retire early and receive an actuarial reduced benefit.

For the purposes of the Pension Plan, the following are the benefit years of service and the covered compensation for the calendar year ended December 31, 1996, the year that the plans were frozen, for each individual named in the preceding compensation table:

                                           Benefit     Covered
      Name                                  Years   Compensation
      ----                                 -------  ------------
      Irik P. Sevin                           18    $150,000
      William G. Powers                      9.5     150,000
      C. Justin McCarthy                      18     150,000
      George Leibowitz                         4     150,000

The following table shows estimated annual benefits which are not offset by Social Security or any other reductions, payable in the form of a straight life annuity under the Pension Plan to participants in the specified covered compensation and benefit years of service classifications who retire having reached their normal retirement dates.

                              PENSION PLAN TABLE

                                 Years of Service
                                 ----------------
 Remuneration     10        15        20        25        30       35
                  --        --        --        --        --       --
$  100,000     $12,500   $18,750   $25,000   $31,250   $37,500   $43,750
   200,000*     25,000    37,500    50,000    62,500    75,000    87,500
   300,000*     37,500    56,250    75,000    93,750   112,500   131,250**
   400,000*     50,000    75,000   100,000   125,000** 150,000** 175,000**
   500,000*     62,500    93,750   125,000** 156,250** 187,500** 218,750**

* Exceeds Maximum Covered Compensation considered under the Plan of $150,000. ** Exceeds Maximum Benefit Payable under the Plan of $120,000.

The Company also maintained a non-qualified supplemental retirement plan (the "Supplemental Retirement Plan") which benefited 15 employees and retirees, including Irik P. Sevin, William G. Powers, C. Justin McCarthy, and George Leibowitz.

Effective December 31, 1996, the Company froze the benefits provided by the Pension Plan and the Supplemental Retirement Plan. Under the Pension Plan, as frozen, the projected normal retirement pension benefits of Messrs. Sevin, Powers, McCarthy, and Leibowitz are $5,150, $1,500, $3,265, and $638, respectively. Under the Supplemental Retirement Plan, as frozen, Mr. Sevin's normal retirement benefit would not increase, Mr. Powers' normal retirement benefit would be increased by $125 per month, Mr. McCarthy's normal retirement benefit would be increased by $1,764 per month, and Mr. Leibowitz's normal retirement benefit would be increased by $507 per month.

Effective December 31, 1996, the Company adopted a defined contribution retirement savings plan, in which the Company's executive officers are eligible to participate. Under this plan, for the calendar year ended December 31, 1998 the Company contributed $9,600 each for Messrs. Sevin, Powers, McCarthy, Leibowitz, and De Palma.

Meetings and Compensation of Directors

During fiscal 1998, the Board of Directors met six times. Messrs. Sevin, Biddelman, Cohen, Russell, and Traber, and Mrs. Sevin attended all meetings; Mr. Edelman attended all meetings except two. The Company pays each of its directors other than Irik P. Sevin and Stephen Russell an annual fee of $12,000. Mr. Sevin does not receive director fees and Mr. Russell due to his participation on the Board's Executive Committee receives $24,000 annually. Directors are elected annually and serve until the next annual meeting of Shareholders or until their successors are elected and qualified. The Shareholders' Agreement governs matters relating to the nomination of and voting for directors by the Shareholders who are party thereto. Though the Company does not pay any other direct or indirect compensation to directors in their capacity as such, it has entered into certain transactions with certain of the directors. See "Certain Transactions."

Committees of the Board of Directors

The Company's Board of Directors has an Audit Committee and a Compensation Committee. The members of each committee are appointed by the Board of Directors for a term beginning after the first regular meeting of the Board of Directors following the Annual Meeting of Shareholders and until their respective successors are elected.

Audit Committee. The duties of the Audit Committee are to (i) recommend to the full Board the auditing firm to be selected each year as the Company's independent auditors, (ii) consult with the persons so chosen to be the independent auditors with regard to the plan of audit, (iii) review, in consultation with the independent auditors, their report of audit, or proposed report of audit, and the accompanying management letter, if any, (iv) consult with the independent auditors (periodically, as appropriate, out of the presence of management) with regard to the adequacy of the internal accounting and control procedures, (v) review the Company's financial condition and results of operations with management and the independent auditors and (vi) review any non-audit services and special engagements to be performed by the independent auditors and consider the effect of such performance on the auditors' independence.

The members of the Audit Committee are Phillip Ean Cohen and Paul Biddelman. Members of the Audit Committee may not be employees of the Company. The Audit Committee met in January, March, and December of 1998. Both members of the Audit Committee were present at all meetings.

Compensation Committee. The duties of the Compensation Committee are (i) to determine the annual salary, bonus and other benefits, direct and indirect, of any and all named executive officers (as defined under Regulation S-K promulgated by the Securities and Exchange Commission), (ii) prepare an annual Report of the Compensation Committee for inclusion in the Company's Proxy Statement in accordance with the requirements of Schedule 14A of the Securities Exchange Act of 1934, as amended, (iii) to review and recommend to the full Board any and all matters related to benefit plans covering the foregoing officers and any other employees in the event such matters are appropriate for stockholder approval, and (iv) to administer the Company's 1994 Stock Option Plan as the Option Committee thereunder.

The members of the Compensation Committee are Wolfgang Traber and Phillip Ean Cohen. The Compensation Committee met in March of 1998. Both members of the Compensation Committee were present at the meeting.

Compensation Committee Interlocks and Insider Participation

Messrs. Wolfgang Traber and Phillip Ean Cohen, both of whom are directors of the Company, served as the members of the Compensation Committee during 1998.

Employment Contracts

Agreement with Justin McCarthy. In July 1995, the Company entered into an agreement with Mr. McCarthy which provides that if his employment is terminated before August 1, 1996 for any reason he will receive a severance payment of $350,000. The agreement also stipulates that if he is employed by the Company on August 1, 1996: (i) the Company will make 36 monthly payments aggregating $350,000 in addition to salary and bonus otherwise payable, and during such period, he will continue to receive certain benefits (or their cash equivalent) regardless whether he is employed by the Company, and (ii) commencing on such date (or such later date as his employment is terminated), he will receive monthly payments of $25,000 until such payments equal the balance in his Supplemental Retirement Account (the "Account"), which shall equal $175,000, $410,000, $645,000 and $1,000,000 if he is employed on August 1, 1996, 1997,
1998 and 1999, respectively; provided, that if he is employed until August 1, 1999 and his aggregate salary and bonuses for the prior three years exceed $1 million, the Account will be increased by the amount of such excess. Such payments shall continue for so long as he is recovering payments from the Account. Beginning August 1, 1996, for so long as he is employed, the Account will accrue 5% per annum simple interest. If a change in control (as defined) occurs after such monthly payments have commenced, the remaining balance of the Account will become payable promptly. If his employment is terminated prior to August 1, 1999 for any of the following reasons, he will receive a single payment of $1 million in addition to the payments described in clause (i) but in lieu of payments described in clause
(ii) above: death, permanent disability, termination of employment for any reason within six months after a change in control or termination by the Company without cause (as defined). In consideration of the foregoing, he will not compete against the Company for the longer of two years after termination or the number of months he receives supplemental retirement payments.

Agreement with George Leibowitz. In November 1992, the Company entered into an employment agreement with Mr. Leibowitz. The agreement, as amended, had an indefinite term, and was terminable by either party on 30 days' notice. During the term of this agreement, Mr. Leibowitz received a base salary of $200,000, subject to discretionary increases and bonuses. Simultaneously with the execution of such employment agreement, the Company issued to Mr. Leibowitz an option to purchase 25,000 shares of the Company's Class A Common Stock at $11 per share. On June 30, 1993, the Company issued Mr. Leibowitz an identical option to purchase 25,000 shares of Class A Common Stock at $11 per share. 20% percent of the options become exercisable on each of the first five anniversary dates of the date of each grant. The Company has entered into a new employment agreement with Mr. Leibowitz, effective April 1, 1997, which terminates the prior employment agreement and provides (i) for an indefinite period of no less than one year of 1/2 time employment at an annual salary of $112,750 and (ii) payment of $18,750 per month for a period of 36 months.

Agreement with Vincent De Palma. In February 1996, the Company entered into an employment agreement with Mr. De Palma which provided for a base annual salary of $235,000, and an annual target bonus of 45%, subject to increase or decrease depending on the achievement of certain management objectives and the performance of the Company. Under the agreement Mr. De Palma's 1996 bonus was guaranteed for the full target percentage, prorated based on his employment tenure; and his 1997 bonus was guaranteed at a minimum of 80% of the target percentage. The employment agreement also provided for an incentive signing bonus of $35,000; reimbursement of relocation expenses; 15,000 options to purchase the Company's Class A Common Stock at $6.875 per share, the then market price, which are to vest 20% on each anniversary date of employment; and 25,000 shares of restricted Class A Common Stock, which are to vest at no cost to Mr. De Palma also at a rate of 20% on each anniversary date of employment.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Ownership of Equity Securities in the Company

     The table below sets forth as of February 5, 1999 the number of shares beneficially owned by each director and each of the five most highly compensated executive officers of the Company, each beneficial owner of, or institutional investment manager exercising investment discretion with respect to, 5% or more of the outstanding shares of capital stock, and all directors and officers as a group, and the respective percentage ownership of the outstanding Class A Common Stock and Class C Common Stock held by each such holder and group:

                                                                                                          Percent
                                              Number of Shares (1)                 Percent of Total       of Total
                                              --------------------                 ----------------        Voting
Name                                          Class A         Class C           Class A       Class C     Power(2)
----                                          -------         -------           -------       -------     --------
Wolfgang Traber (3)                         1,834,951(4)      606,472(5)          7.69%        23.35%      15.85%
Paul Biddelman (3)                          1,837,337(4)      597,434(5)          7.70         23.00       15.68
Hubertus Langen (6)                           731,473         606,472(5)          3.07         23.35       13.64
Audrey L. Sevin (7)                         1,876,862         477,716             7.87         18.39       13.35
Richard O'Connell (8)                       1,018,745         302,461             4.27         11.64        8.11
Irik P. Sevin (7)(9)                          720,226         201,641             3.01          7.76        5.48
Barcel Corporation (10)                       616,853         151,231             2.59          5.82        4.27
Thomas J. Edelman (7)                         653,312(11)     129,019             2.74          4.97        3.90
Phillip Ean Cohen (7)                         679,262         113,423             2.85          4.37        3.64
Frank Russell Company (12)                  1,643,400            --               6.89           --         3.30
Schneider Capital Management (13)           1,372,000            --               5.75           --         2.75
William G. Powers (7)(14)                      50,000            --                (15)          --          (15)
Stephen Russell (7)(14)                         8,333            --                (15)          --          (15)
George Leibowitz (7)                             --              --                 --           --           --
C. Justin McCarthy (7)                           --              --                 --           --           --
All officers and directors as a
group (15 persons) (16)                     5,885,507       1,528,271            24.51%        58.84%      42.35%

(1) For purposes of this table, a person or group is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after February 5, 1999. For purposes of calculating the percentage of outstanding shares held by each person named above, any shares which such person has the right to acquire within 60 days after February 5, 1999 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.
(2) Total voting power means the total voting power of all shares of Class A Common Stock and Class C Common Stock. This column reflects the percentage of total voting power represented by all shares of Class A Common Stock and Class C Common Stock held by the named persons.
(3)   The address of such person is 450 Park Avenue, New York, NY 10022.
(4) Includes 1,834,951 shares held by Hanseatic Americas LDC, a Bahamian limited duration company in which the sole managing member is Hansabel Partners, LLC, a Delaware limited liability company in which the sole managing member is Hanseatic Corporation, a New York corporation ("Hanseatic"). Messrs. Traber and Biddelman are executive officers of Hanseatic and Mr. Traber holds in excess of a majority of the shares of capital stock of Hanseatic.
(5) Includes 298,717 shares owned by each of Hanseatic and Tortosa Vermogensverwaltungsgesellschaft mbH ("Tortosa"), a German corporation owned and controlled by Mr. Langen, and as to which Hanseatic and Tortosa each hold shared voting power.
(6) The address of such person is Heinrich-Vogl-Strasse 17, 81479, Munich, Germany.
(7) The address of such person is c/o the Company at P.O. Box 1457, Stamford, CT 06904.
(8)   The address of such person is 31 rue de Bellechasse, 75007, Paris, France.
(9)   Includes options to purchase 100,000 shares of Class A Common Stock.
(10) The address of this company is c/o Trust Dept., Lloyds Bank International, King & George Streets, Nassau, Bahamas.
(11) Includes 76,000 shares of Class A Common Stock owned by Mr. Edelman's wife and trusts for the benefit of his minor children.
(12) The address of this company is 909 A Street, Tacoma, WA 98402. The Frank Russell Company is the parent company of a number of funds that hold Petroleum Heat and Power Co., Inc. Class A Common Stock.
(13) The address of this company is 460 E. Swedesford Road, Suite 1080, Wayne, Pennsylvania 19087-1801. Schneider Capital Management has dispositive power over these shares.
(14)  Represents options to purchase shares of Class A Common Stock.
(15)  Indicates less than 1%.
(16) Includes 2,503 shares of Class A Common Stock respectively held by five officers who are not among the five most highly compensated executive officers of the Company.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. The Company believes that during the fiscal year ended December 31, 1997, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements.

Based upon the Shareholders' Agreement (defined below), all or some of the beneficial owners listed above may be deemed a "group" within the meaning of
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended.

Messrs. Paul Biddelman, Phillip Ean Cohen, Thomas J. Edelman, Stephen Russell, Irik P. Sevin, Wolfgang Traber and Mrs. Audrey L. Sevin are directors of the Company, and Messrs. Irik P. Sevin, William G. Powers, C. Justin McCarthy, George Leibowitz, Vincent De Palma, and Mrs. Audrey Sevin are officers of the Company.

Shareholders' Agreement

Certain Shareholders of the Company have entered into a Shareholders' Agreement (the "Shareholders' Agreement") which provides that they will vote their shares to elect as directors of the Company up to five persons designated by a group consisting of Irik P. Sevin, Audrey L. Sevin, Thomas J. Edelman, Phillip Ean Cohen and Margot Gordon (the "Sevin Group") and three persons designated by certain other Shareholders party to the agreement (the "Traber Group"). Each group may designate its directors by action of the holders of a majority of the Common Stock held by that group. The by-laws of the Company provide for the election of not less than six and not more than 20 directors. The Board of Directors has fixed the number of directors at seven. Of the present directors, Irik P. Sevin, Audrey L. Sevin, Thomas J. Edelman, Phillip Ean Cohen and Paul Biddelman have been designated by the Sevin Group and Wolfgang Traber and Stephen Russell have been designated by the Traber Group. All such obligations to vote for directors shall lapse if Irik P. Sevin and/or Audrey L. Sevin no longer own, directly or indirectly, and/or have sole voting power over at least 51% of the shares of Class C Common Stock held by all members of the Sevin Group.

The Shareholders' Agreement provides that the consideration per share which may be received by a holder of Class C Common Stock upon a sale of shares of Class C Common Stock may not exceed the average of the last reported sales prices per share of the Class A Common Stock for the 90 trading days preceding the date of such sale as reported on the Nasdaq National Market, and that any premium above such consideration will inure to the benefit of the Company. In addition, the Shareholders' Agreement provides that such provisions may not be modified without the consent of the holders of 80% of the issued and outstanding shares of Class A Common Stock. The Restated Articles of Incorporation of the Company provide that any transfer of a share of Class C Common Stock (i) to any person who is not a signatory to the Shareholders' Agreement or (ii) to any person after the date on which the Shareholders' Agreement is for any reason no longer in effect will automatically result in the conversion of such share into a share of Class A Common Stock.

The Shareholders' Agreement (and the Company's Restated and Amended Articles of Incorporation) provides that certain actions may not be taken without the affirmative vote of a super-majority of 80% of the entire Board of Directors (irrespective of vacancies) including at least one director who has been designated by the Traber Group. These matters include (i) engaging in any business other than the fuel oil distribution business, (ii) the merger or consolidation of the Company with a non-subsidiary corporation, (iii) investment of Company funds other than in specified securities, (iv) the sale, lease, transfer or other disposition of a significant portion of the Company's assets in any fiscal year other than the sale of petroleum products in the ordinary course of business and those investments described in clause (iii) above, (v) the liquidation, dissolution or winding up of the business of the Company, (vi) payment of any compensation to directors, (vii) the incurrence of more than a specified level of long-term debt, (viii) any issuance or repurchase of securities or any right or option to purchase Common Stock or any security convertible into capital stock, except in connection with the Company's dividend policy and (ix) the making of, or any commitment for, any capital expenditures or purchase of assets at more than specified levels. Action by Shareholders on matters involving the sale of all or substantially all the Company's assets, the

Company's merger or consolidation (except the merger of a subsidiary into the Company), the liquidation or dissolution of the Company, or any amendment to the articles of incorporation does not require a super-majority vote of the directors; however, the parties to the Shareholders' Agreement have agreed to vote all of their Class C Common Stock against any proposal for such items unless approved by a vote of at least 85% of the Class C Common Stock.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

Set forth below is information concerning certain transactions between the Company and its Chairman and Chief Executive Officer and its other directors and affiliates.

Sevin Note. In October 1986, Irik P. Sevin purchased 161,313 shares of Class A Common Stock and 40,328 shares of Class C Common Stock (after giving retroactive effect to the exchange of Class C Common Stock for Class A Common Stock in July
1992) of the Company for $1,280,000 (the fair market value of such shares established by the Pricing Committee pursuant to the Shareholders' Agreement). Mr. Sevin paid for such shares by issuing a note (the "Sevin Note") to the Company in the amount of the purchase price. Mr. Sevin has agreed not to sell or otherwise transfer to a third party any of such shares until the Sevin Note is paid in full. The Sevin Note was amended annually to defer the payment of interest and to increase the amount of principal by the amount of interest deferred each year. As of December 31, 1995, the principal amount due on the Sevin Note would have been $1,751,468. In December 1995, Mr. Sevin agreed to pay the principal amount thereof in five equal annual installments of $328,012 together with interest at the LIBOR rate in effect for each month plus 0.75%. Payment may be made in cash or shares of Class A Common Stock valued at the greater of $6.3479 per share or the Current Market Price thereof (as defined). Mr. Sevin paid the first four installments in December 1995, 1996, 1997, and 1998 by delivering 59,078, 61,251, 61,689 and 58,268 shares, respectively, to the Company for cancellation, thereby reducing the balance due under the Sevin Note to $328,008. In connection with the agreement to repay the Sevin Note, certain rights of Mr. Sevin to cause the Company to repurchase such shares at $6.3479 per share, and to grant him an option to purchase a like number of shares upon any such repurchase, were terminated.

Indemnification Agreements with Directors. The Company has entered into Indemnification Agreements with each of its directors. The Agreements generally provide that the Company will indemnify the directors against certain liabilities arising out of legal actions brought or threatened against them for their conduct on behalf of the Company to the fullest extent permitted by applicable law. The Agreements contain provisions implementing the director's rights thereunder with respect to, among other things: (i) indemnification of expenses to a party who is wholly or partly successful, (ii) indemnification of expenses of a witness, (iii) advancement of expenses, (iv) procedure for determination of entitlement to indemnification, (v) certain presumptions, (vi) remedies of an indemnitee, (vii) subrogation, (viii) establishment of a trust and the funding thereof by the Company, upon the indemnitee's request, in the event of Change in Control or Potential Change in Control (as defined therein), and (ix) contribution in the event indemnification may be unavailable.

Star Gas Transaction. As of December 31, 1998, the Company, through its wholly owned subsidiary Star Gas Corporation ("Star Gas"), has a 40.5% equity interest in Star Gas, L.P. (the "Partnership") and is its general partner. On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. This transaction would be effected through Petro shareholders exchanging their approximate 26.5 million shares of Petro Common Stock for an approximate 3.2 million limited partnership units and General Partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

Of the 3.2 million subordinated Partnership units anticipated to be distributed to Petro shareholders, 2.5 million will be Senior Subordinated Units and 0.7 million will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's Class A and Class C Common Stock, other then shares held by Audrey Sevin, Irik Sevin, and two corporations controlled by Wolfgang Traber, whose shares will be exchanged for Junior Subordinated Units and General Partnership Units.

Pursuant to the partnership subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution ("MQD") requirement. Distributions on the Partnership's Junior Subordinated Units and General Partner Units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the MQD requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years. As a condition of the Star Gas/Petro transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or the General Partner Units except to the extent Available Cash is earned from operations beginning with the quarter ending December 31, 1999. The first possible distribution is February 2000.

Like many other publicly traded master limited partnerships, the Partnership contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the holders of Senior Subordinated Units, Junior Subordinated Units, and General Partner Units. In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 0.3 million additional Senior Subordinated Units each year that Petro meets certain financial goals to a maximum of 0.9 million additional Senior Subordinated Units.

Petro currently has a 40.5% equity interest in the Partnership. Prior to the transaction, Petro owns 2.4 million Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 0.1 million units. As part of the Transaction, these units will be contributed to the Partnership by Petro in exchange for forty-two thousand Common Units and approximately 1.7 million Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately be exchanged with a portion of the holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 20% of the Partnership's equity through Subordinated Units and General Partnership Units. The holders of the Partnership's Common Units (including an estimated 9.1 million Common Units that will be sold in the Partnership's $130 million public offering) will own an approximate aggregate 80% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by certain officers and directors of Petro consisting of Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber.

Paul Biddelman, Thomas Edelman, Audrey L. Sevin, Irik P. Sevin and Wolfgang Traber are directors of both the Company and of the general partner of the Partnership.

Compensation to Mr. Sevin from the Partnership. In an attempt to recognize Mr. Sevin's potential to assist the Partnership in its own growth through acquisitions, as of October 1997 the Partnership entered into an arrangement with Mr. Sevin pursuant to which he will receive compensation at the rate of $150,000 per annum plus potential incentives based upon performance. This arrangement replaces that part of the continuing reimbursement agreement between the Company and the Partnership which covers Mr. Sevin's services so as to more closely relate the amounts paid by the Partnership to the services rendered on its behalf by Mr. Sevin. In addition, the Company has continued to be reimbursed for all direct and indirect expenses incurred in connection with certain administrative services performed for the Partnership.

Review of Transactions between the Company and its Affiliates. The Company's Board of Directors reviews, at least once each year, the terms of all material transactions and arrangements between the Company and its affiliates.

                                     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a)   The following documents are filed as part of this report:

      1. The following consolidated financial statements are included in Part II, Item 8:

            Consolidated Financial Statements of Petroleum Heat and Power Co., Inc. and Subsidiaries:

              Independent Auditors' Reports

              Consolidated Balance Sheets, December 31, 1997 and 1998

              Consolidated Statements of Operations, years ended
               December 31, 1996, 1997 and 1998

              Consolidated Statements of Changes in Stockholders' Equity
               (Deficiency) years ended December 31, 1996, 1997 and 1998

              Consolidated Statements of Cash Flows, years ended
               December 31, 1996, 1997 and 1998

              Notes to Consolidated Financial Statements

      2.    The following financial schedule is submitted herewith:

            Schedule II - Valuation and Qualifying Accounts - Years Ended December 31, 1996, 1997 and 1998

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

4.6 - Form of Indenture between the Company and Chemical Bank, as trustee, including Form of Debentures.(7)

4.7 - Certificate of Designation creating a series of Preferred Stock designated as Cumulative Redeemable Exchangeable 1993 Preferred stock.(7)

4.8 - Certificate of Designation, as amended, creating a series of Preferred Stock designated as 12 7/8% Exchangeable Preferred Stock due 2009. (6)

4.9 - Registration Rights Agreement, dated as of February 18, 1997, by and between the registrant and Donaldson, Lufkin & Jenrette Securities Corporation. (6)

4.10 - Certificate of Designation setting forth resolution creating a series of preferred stock designated as 1998 Junior Convertible Preferred Stock. (8)

4.11 - Certificate of Designation setting forth resolution creating a series of preferred stock designated as Series C Exchangeable Preferred Stock. (8)

4.12 - Fourth Amendment to Indenture with respect to the 10 1/8% Subordinated Notes due 2003. (8)

4.13 - Second Amendment to Indenture with respect to 9 3/8% Subordinated Debenture due 2006. (8)

4.14 - Second Amendment to Indenture with respect to the 12 1/4% Subordinated Debenture due 2005. (8)

9.1 - Shareholders' Agreement dated as of July 1992, among the Company and certain of its stockholders.(2)

10.1 - Fourth Amended and Restated Credit Agreement dated as of September 27, 1996 among the Company, certain banks party thereto and Chase Manhattan Bank, as Agent. (8)

10.2 -    Pension Plan, of Petroleum Heat and Power Co., Inc. (2)

10.3 -    Amendment No. 1 to Pension Plans. (6)

10.4 - Supplemental Executive Retirement Plan of Petroleum Heat and Power Co., Inc.(2)

10.5 -    Amendment No. 1 to Supplemental Executive Retirement Plan. (6)

10.6 - Lease dated December 1, 1985 with respect to office and garage located at 3600-3620 19th Avenue, Astoria, New York. (3)

10.7 - Lease dated October 26, 1990 with respect to office and garage located at 1 Coffey Street, Brooklyn, New York. (2)

10.8 - Lease dated February 6, 1990 with respect to office and garage located at 62 Oakland Avenue and 64 Oakland Avenue, East Hartford, Connecticut.(2)

10.9 - Lease dated July 29, 1988 and Addendum to lease dated August 1, 1988 with respect to office, garage and terminal located at 224 North Main Street, Southampton, New York.(2)

10.10 - Lease dated December 1, 1990 with respect to garage located at 10 Coffey Street, Brooklyn, New York.(2)

10.11 - Lease dated November 8, 1996 with respect to office located at 467 Creamery Way, Exton, Pennsylvania. (6)

10.12 - Option dated October 18, 1984 granted to Irik P. Sevin to purchase 64,000 shares of common stock of Petroleum Heat and Power Co., Inc.(3)

10.13 - Agreement dated October 22, 1986 relating to purchase of 64,000 shares of Class A Common Stock by Irik P. Sevin.(5)

10.14 - Agreement dated December 2, 1986 relating to stock options granted to Irik P. Sevin.(5)

10.15 - Agreements dated December 28, 1987 and March 6, 1989 relating to stock options granted to Irik P. Sevin and Malvin P. Sevin.(2)

10.16 - Lease dated June 17, 1993 with respect to office facilities located at 2187 Atlantic Street in Stamford, Connecticut. (7)

10.17 - First Amendment to the Company's 10 1/8% Subordinated Notes Indenture dated as of January 12, 1994.(7)

10.18 -   Employment Agreement dated July 21, 1994 with Thomas Isola.(8)

10.19 - Agreement dated April 4, 1994 relating to stock options granted to Irik P. Sevin.(9)

10.20 -   Employment Agreement dated June 2, 1994 with Alex Szabo. (6)

10.21 - Agreement dated December 31, 1995, in the amount of $1,751,468 due December 31, 1999 from Irik P. Sevin to the Company. (6)

10.22 - Lease dated January 25, 1996 with respect to regional office located at 48 Harbor Park Drive, Port Washington, New York. (8)

10.23 - Note Purchase Agreement dated as of February 1, 1997 re: 60,000,000 in Senior Notes due October 1, 2002. (6)

10.24 - Third Amendment and Restatements of Purchase Agreements dated as of February 1, 1997 re: 250,000 shares of 1989 Preferred Stock. (6)

10.25 - Sixth Amendment and Restatements of Note Agreement dated as of February 1, 1997 re: 14.10% Senior and Subordinated Notes due January 15, 2001. (6)

10.26 - Consent Number 2 and Second Amendment dated as of October 15, 1997 to the Fourth Amended and Restated Credit Agreement, dated as of September 27, 1996, among Petroleum Heat and Power Co., Inc., the several banks and financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for such Banks. (8)

10.27 - Lease Agreement by and between Capital Distributors Corp. a New York Corporation and Petroleum Heat and Power Co., Inc. dated as of February 7, 1997 for 55-60 58th Street, Maspeth, New York 11378. (8)

10.28 - Fifth Amendment dated as of July 15, 1998 to the Fourth Amended and Restated Credit Agreement, dated as of September 27, 1996, among Petroleum Heat and Power Co., Inc., the several banks and financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for such Banks. (8)

11.0 -    Computation of Per Share Earnings.(10)

21.0 -    Subsidiaries of Registrant.(10)

23.1 -    Consent of KPMG LLP (10)

27.0 -    Financial Data Schedule (10)


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


March 25, 1999

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


    Irik P. Sevin        Chairman of the Board              March 25, 1999
------------------------ Chief Executive Officer,
    Irik P. Sevin        Chief Financial and
                         Accounting Officer
                         and Director



    Audrey L. Sevin      Secretary and Director             March 25, 1999
------------------------
    Audrey L. Sevin


    Paul Biddelman       Director                           March 25, 1999
------------------------
    Paul Biddelman


    Phillip Ean Cohen    Director                           March 25, 1999
------------------------
    Phillip Ean Cohen


    Thomas J. Edelman    Director                           March 25, 1999
------------------------
    Thomas J. Edelman


    Stephen Russell      Director                           March 25, 1999
------------------------
    Stephen Russell


    Wolfgang Traber      Director                           March 25, 1999
------------------------
    Wolfgang Traber

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

Consolidated Financial Statements of Petroleum Heat and Power Co.,
   Inc. and Subsidiaries

   Independent Auditors' Report                                              F-2

   Consolidated Balance Sheets, December 31, 1997 and 1998                   F-3

   Consolidated Statements of Operations, Years ended
      December 31, 1996, 1997 and 1998                                       F-4

   Consolidated Statements of Changes in Stockholders'
     Equity (Deficiency),
       Years ended December 31, 1996, 1997 and 1998                          F-5

   Consolidated Statements of Cash Flows, Years ended
      December 31, 1996, 1997 and 1998                                       F-6

   Notes to Consolidated Financial Statements                                F-7

   Schedule for the years ended December 31, 1996, 1997 and 1998:

      II - Valuation and Qualifying Accounts                                F-28

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors of
Petroleum Heat and Power Co., Inc.:

            We have audited the accompanying consolidated balance sheets of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Petroleum Heat and Power Co., Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                     KPMG LLP

Stamford, Connecticut
February 16, 1999

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

(In thousands, except per share data)

                                                                      December 31,
                                                                ----------------------
                                                                   1997         1998
                                                                ---------    ---------
Assets

Current assets:
 Cash                                                           $   2,390    $   2,004
 Restricted cash                                                       --        4,900
 Accounts receivable (net of allowance of $980 and $944)           78,987       56,845
 Inventories                                                       16,285       17,534
 Prepaid expenses                                                   6,203        5,978
 Notes receivable and other current assets                          1,259        1,045
                                                                ---------    ---------
  Total current assets                                            105,124       88,306
                                                                ---------    ---------
Property, plant and equipment - net                                30,615       28,124

Intangible assets (net of accumulated amortization
 of $285,850 and $306,822)
  Customer lists                                                   69,265       52,596
  Deferred charges                                                 24,924       21,849
                                                                ---------    ---------
                                                                   94,189       74,445
                                                                ---------    ---------
Investment in and advances to the Star Gas Partnership             27,499       20,755
Deferred gain on Star Gas Transaction                             (19,964)     (19,964)
                                                                ---------    ---------
                                                                    7,535          791
                                                                ---------    ---------
Restricted cash                                                     9,350        6,900
Other assets                                                        1,033          965
                                                                ---------    ---------
                                                                $ 247,846    $ 199,531
                                                                =========    =========
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
 Working capital borrowings                                     $   3,000    $      --
 Current debt                                                       2,391        8,021
 Current maturities of redeemable preferred stock                   4,167        4,167
 Accounts payable                                                  14,759       10,129
 Customer credit balances                                          20,767       27,884
 Unearned service contract revenue                                 15,321       15,430
 Accrued expenses and other liabilities                            32,283       31,652
                                                                ---------    ---------
  Total current liabilities                                        92,688       97,283
                                                                ---------    ---------
Supplemental benefits and other long-term liabilities               5,043        4,984
Pension plan obligation                                             5,702        5,780
Notes payable and other long-term debt                             16,507        8,381
Senior notes payable                                               63,100       62,050
Senior subordinated and subordinated notes payable                209,350      208,300

Redeemable and exchangeable preferred stock                        32,489       28,578

Common stock redeemable at option of stockholder (83 Class A
 and 21 Class C shares and 41 Class A and 10 Class C shares)          656          328
Note receivable from stockholder                                     (656)        (328)

Stockholders' equity (deficiency):
 Preferred stock-no par value; 1,000 shares authorized,
  0 and 787 shares issued and outstanding                              --           --
 Class A common stock-par value $.10 per share; 60,000 shares
  authorized, 23,606 and 23,865 shares issued and outstanding       2,361        2,387
 Class B common stock-par value $.10 per share; 6,500 shares
  authorized, 11 and 11 shares issued and outstanding                   1            1
 Class C common stock-par value $.10 per share; 5,000 shares
  authorized, 2,577 and 2,587 shares issued and outstanding           258          259
 Additional paid-in capital                                        81,358       83,024
 Deficit                                                         (256,365)    (296,759)
 Accumulated other comprehensive income                            (4,646)      (4,737)
                                                                ---------    ---------
     Total stockholders' equity (deficiency)                     (177,033)    (215,825)
                                                                ---------    ---------
                                                                $ 247,846    $ 199,531
                                                                =========    =========

See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

(In thousands, except per share data)

                                                       Years Ended December 31,
                                                 -----------------------------------
                                                    1996         1997         1998
                                                 ---------    ---------    ---------
Net sales                                        $ 608,161    $ 548,141    $ 408,019

Costs and expenses
  Cost of sales                                    427,388      379,748      265,526
  Selling, general and administrative expenses     105,601      102,377       87,268
  Direct delivery expense                           33,102       30,006       24,613
  Restructuring charges                              1,150        2,850          535
  Corporate identity expenses                        2,659        4,136          152
  Star Gas transaction expenses                         --           --        4,823
  Pension curtailment expense                          557          654           --
  Amortization of customer lists                    18,611       17,903       16,669
  Depreciation of plant and equipment                6,574        7,204        6,969
  Amortization of deferred charges                   2,888        3,175        2,899
  Provision for supplemental benefits                  873          565          358
                                                 ---------    ---------    ---------
    Operating income (loss)                          8,758         (477)      (1,793)

Other income (expense):
  Interest expense                                 (34,669)     (33,813)     (33,037)
  Amortization of debt issuance cost                (1,872)      (1,464)      (1,404)
  Interest income                                    2,257        2,145        2,305
  Other                                              1,842       11,445          112
                                                 ---------    ---------    ---------
  Loss before income taxes, equity interest
    and extraordinary item                         (23,684)     (22,164)     (33,817)
Income taxes                                           500          500          400
                                                 ---------    ---------    ---------
  Loss before equity interest
    and extraordinary item                         (24,184)     (22,664)     (34,217)
                                                 ---------    ---------    ---------

Share of income (loss) of Star Gas
  Partnership                                        2,283         (235)      (1,120)
                                                 ---------    ---------    ---------
  Loss before extraordinary item                   (21,901)     (22,899)     (35,337)
                                                 ---------    ---------    ---------
Extraordinary item-loss on early
   extinguishment of debt                           (6,414)          --           --
                                                 ---------    ---------    ---------
  Net loss                                       $ (28,315)   $ (22,899)   $ (35,337)
                                                 =========    =========    =========

Preferred Stock dividends                           (2,389)      (4,644)      (5,057)
                                                 ---------    ---------    ---------
  Net loss applicable to common stock            $ (30,704)   $ (27,543)   $ (40,394)
                                                 =========    =========    =========

Basic and Diluted losses per common
 share before extraordinary item:
  Class A and C Common Stock                     $   (0.95)   $   (1.06)   $   (1.52)

Extraordinary loss per common share:
  Class A and C Common Stock                         (0.25)          --           --

Basic and Diluted losses per common share:
  Class A and C Common Stock                     $   (1.20)   $   (1.06)   $   (1.52)

See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
                  Years Ended December 31, 1996, 1997 and 1998

                                 (In thousands)

                                               Common Stock
                        ---------------------------------------------------------
                             Class A              Class B            Class C                                Accumulated
                        ---------------------------------------------------------  Additional                  Other
                        No. of               No. of              No. of              Paid-In               Comprehensive
                        Shares     Amount    Shares     Amount   Shares    Amount    Capital     Deficit       Income       Total
                        ------     ------    ------     ------   ------    ------    -------     -------       ------       -----
                       ------------------------------------------------------------------------------------------------------------
Balance at 12/31/95     22,653     $2,266       14          $1    2,558      $256    $76,418   $(174,972)     $(4,872)   $(100,903)

Net loss                                                                                         (28,315)                  (28,315)

Other comprehensive
 income:
  Minimum pension
   liability adj.                                                                                              (1,193)      (1,193)
                                                                                                                         ----------
Comprehensive income                                                                                                       (29,508)

Cash dividends
 declared and paid
 (See notes 7 & 8)                                                                               (13,880)                  (13,880)
Cash div. payable
 (See notes 7 & 8)                                                                                (3,857)                   (3,857)
Class A Common Stock
 issued under the
 Div. Reinvest. Plan       302         30                                              2,034                                 2,064
Other                      (24)        (2)      (3)         --        9         1        352                                   351
                       ------------------------------------------------------------------------------------------------------------
Balance at 12/31/96     22,931      2,294       11           1    2,567       257     78,804    (221,024)      (6,065)    (145,733)

Net loss                                                                                         (22,899)                  (22,899)

Other comprehensive
 income:
  Minimum pension
   liability adj.                                                                                               1,419        1,419
                                                                                                                         ----------
Comprehensive income                                                                                                       (21,480)

Cash dividends
 declared and paid
 (See notes 7 & 8)                                                                               (10,479)                  (10,479)

Cash div. payable
 (See notes 7 & 8)                                                                                (1,963)                   (1,963)
Class A Common Stock
 issued under the
 Div. Reinvest. Plan       691         69                                              2,331                                 2,400
Other                      (16)        (2)                           10         1        223                                   222
                       ------------------------------------------------------------------------------------------------------------
Balance at 12/31/97     23,606      2,361       11           1    2,577       258     81,358    (256,365)      (4,646)    (177,033)

Net loss                                                                                         (35,337)                  (35,337)

Other comprehensive
 income:
  Minimum pension
   liability adj.                                                                                                 (91)         (91)
                                                                                                                         ----------
Comprehensive income                                                                                                       (35,428)

Cash dividends
 declared and paid
 (See notes 7 & 8)                                                                                (5,057)                   (5,057)
Class A Common Stock
 issued under the
 Div. Reinvest. Plan       271         27                                                583                                   610
Jr. Convertible
 preferred stock
 issued in connection
 with exchange offer                                                                   1,216                                 1,216
Other                      (12)        (1)                           10         1       (133)                                 (133)
                       ------------------------------------------------------------------------------------------------------------
Balance at 12/31/98     23,865     $2,387       11          $1    2,587      $259    $83,024   $(296,759)     $(4,737)   $(215,825)
                       ============================================================================================================

See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

(In thousands)                                                          Years Ended December 31,
                                                                    --------------------------------
                                                                      1996        1997        1998
                                                                    --------    --------    --------
Cash flows from (used in) operating activities:
Net loss                                                            $(28,315)   $(22,899)   $(35,337)
Adjustments to reconcile net loss to
 net cash provided by (used in) operating activities:
  Amortization of customer lists                                      18,611      17,903      16,669
  Depreciation of plant and equipment                                  6,574       7,204       6,969
  Amortization of deferred charges                                     2,888       3,175       2,899
  Amortization of debt issuance costs                                  1,872       1,464       1,404
  Share of (income)loss of Star Gas                                   (2,283)        235       1,120
  Provision for losses on accounts receivable                          1,882       1,853       1,419
  Provision for supplemental benefits                                    873         565         358
  Loss on early extinguishment of debt                                 6,414          --          --
  Gain on sale of business                                            (1,781)    (11,284)         --
  Other                                                                  105        (186)       (126)

  Change in Operating Assets and Liabilities, net of
   effects of acquisitions and dispositions:
    Decrease in accounts receivable                                      117      12,522      20,723
    Decrease (increase) in inventory                                  (1,671)      5,799      (1,249)
    Decrease (increase) in other current assets                         (575)        845         439
    Decrease (increase) in other assets                                  (86)       (123)         68
    Decrease in accounts payable                                      (3,836)     (4,229)     (4,630)
    Increase (decrease) in customer credit balances                   (2,142)      3,299       7,117
    Increase (decrease) in unearned service contract revenue            (147)        (67)        109
    Increase (decrease) in accrued expenses                           (2,352)      2,568       1,332
                                                                    --------    --------    --------
 Net cash provided by (used in) operating activities                  (3,852)     18,644      19,284
                                                                    --------    --------    --------
Cash flows from (used in) investing activities:
 Minimum quarterly distributions from Star Gas Partnership             4,313       5,507       4,367
 Acquisitions                                                        (28,493)    (16,252)         --
 Capital expenditures                                                 (6,874)     (6,980)     (4,584)
 Proceeds from sale of business                                        4,073      15,571          --
 Net proceeds from sales of fixed assets                                 788       1,174         218
                                                                    --------    --------    --------
  Net cash provided by (used in) investing activities                (26,193)       (980)          1
                                                                    --------    --------    --------

Cash flows from (used in) financing activities:
 Net proceeds from sale of Star Gas Partnership units                     --          --       1,271
 Net proceeds from issuance of common stock                            2,064       2,400         610
 Net proceeds from issuance of preferred stock                            --      28,323          --
 Repayment of senior notes payable                                    (1,050)     (1,050)     (1,050)
 Repurchase of subordinated notes                                    (49,612)     (1,050)     (1,050)
 Redemption of preferred stock                                        (4,167)     (4,167)     (4,167)
 Repurchase of common stock                                              (39)         --          --
 Credit facility borrowings                                           51,000      16,000       5,000
 Credit facility repayments                                          (29,000)    (35,000)     (8,000)
 Net decrease (increase) in restricted cash                            3,000      (6,350)     (2,450)
 Cash dividends paid                                                 (17,702)    (14,336)     (7,020)
 Other                                                                   523      (3,301)     (2,815)
                                                                    --------    --------    --------
  Net cash provided by (used in) financing activities                (44,983)    (18,531)    (19,671)
                                                                    --------    --------    --------
 Net (decrease) in cash                                              (75,028)       (867)       (386)
 Cash at beginning of year                                            78,285       3,257       2,390
                                                                    --------    --------    --------
 Cash at end of year                                                $  3,257    $  2,390    $  2,004
                                                                    ========    ========    ========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
 Interest                                                           $ 37,007    $ 33,879    $ 33,304
 Income taxes                                                            215         140         162
Noncash investing and financing activities:
 Issuance of notes payable                                                --          --          --
 Acquisitions                                                             --     (26,467)         --
 Asset conveyance to Star Gas Partnership                                 --      26,467          --
 Star Gas Partnership units received pursuant to asset conveyance         --      (3,467)         --
 Increase in tax liability from asset conveyance                          --       3,467          --
 Issuance of junior preferred stock pursuant to subordinated
  bond and cumulative redeemable preferred stock exchange                 --          --       1,216
 Increase in deferred charges                                             --          --      (1,216)

See accompanying notes to consolidated financial statements.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Petroleum Heat and Power Co., Inc. ("Petro") and its subsidiaries ("the Company"), each of which is wholly owned. The Company currently operates in twenty-six major markets in the Northeast, including the metropolitan areas of Boston, New York City, Baltimore, Providence, and Washington DC serving approximately three hundred and forty thousand customers in those areas. Credit is granted to substantially all of these customers with no individual account comprising a concentrated credit risk.

The Company is primarily engaged in the retail distribution of #2 home heating oil, related equipment services, and equipment sales to residential and commercial customers. It operates from twenty-four branches / depots and thirteen satellites primarily in the Northeast United States. #2 home heating oil is principally used by the Company's residential and commercial customers to heat their homes and buildings, and as a result, weather conditions have a significant impact on the demand for the product. Actual weather conditions can vary substantially from year to year, and accordingly can significantly affect the Company's performance.

In addition, the Company through its wholly owned subsidiary Star Gas Corporation ("Star Gas"), has a 40.5% equity interest in Star Gas, L.P. (the "Partnership") which is being accounted for by the equity method. Additionally, Star Gas is the general partner of the Partnership. The Partnership is primarily engaged in the retail distribution of propane and related equipment and supplies to residential, commercial, industrial, agricultural and motor fuel customers. The Partnership believes that it is the eighth largest retail propane distributor in the United States, serving approximately one hundred and sixty-six thousand customers from fifty-five branch locations and thirty-two satellite storage facilities in the Midwest and nineteen branch locations and fourteen satellite storage facilities in the Northeast. The Partnership also serves approximately thirty wholesale customers from its wholesale operation in southern Indiana (see note 2 and 3).

Comprehensive Income

The Company's comprehensive income consists of net income and other comprehensive income, the sole component of which is the minimum pension liability adjustment.

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

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (In thousands, except per share data)

(1) Summary of Significant Accounting Policies (Continued)

Equity Accounting for Star Gas Investment

The Company has accounted for its investment in the Partnership using the equity method of accounting since the Partnership's initial public offering in December 1995 (see note 2 and 3). The Company believes that the equity method is appropriate due to the Partnership Agreement which places significant restrictions on the General Partner's authority to make Partnership decisions such as possessing or assigning specific partnership property, admitting a new partner, or transferring its interest as General Partner. The Partnership Agreement also allows for the removal of the General Partner by a 2/3 vote of the common unitholders. In addition, Petro has no voting rights, except to the extent that the Company holds Common Units, which are minimal.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. The components of inventories were as follows at the dates indicated:

                                      December 31,
                                 ---------------------
                                    1997        1998
                                    ----        ----
Fuel oil                         $   9,246   $  11,158
Parts and equipment                  7,039       6,376
                                 =========   =========
                                 $  16,285   $  17,534
                                 =========   =========

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

Advertising Expenses

Advertising costs are expensed as they are incurred. Advertising expenses were $2,947, $3,294 and $2,503 for 1996, 1997 and 1998 respectively.

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

For the year ended December 31, 1997 the Company purchased put options to hedge the risk associated with a decrease in heating oil prices in situations where forward purchase contracts and futures contracts had been entered into to match capped-price customer commitments. The cost of acquiring these options was recognized in cost of goods sold over the life of each option agreement. For the year ended December 31, 1998 the Company did not purchase similar put options.

In accordance with SFAS No. 80, "Accounting for Futures Contracts," futures contracts are classified as a hedge when the item to be hedged exposes the company to price risk and the futures contract reduces that risk exposure. Future contracts that relate to transactions that are expected to occur are accounted for as a hedge when the significant characteristics and expected terms of the anticipated transactions are identified and it is probable that the anticipated transaction will occur. If a transaction does not meet the criteria to qualify as a hedge, it is considered to be speculative. Any gains or losses associated with futures contracts which are classified as speculative are recognized in the current period. If a futures contract that has been accounted for as a hedge is closed or matures before the date of the anticipated transaction, the accumulated change in value of the contract is carried forward and included in the measurement of the related transaction. Option contracts are accounted for in the same manner as futures contracts. At December 31, 1997 and 1998 the Company had futures contracts to buy #2 home heating oil with notional amounts totaling $11,925 and $17,406, and futures contracts to sell #2 home heating oil with notional amounts totaling $5,061 and $0 respectively.

At December 31, 1997 the Company had put options outstanding with an aggregate notional value of $14,438 to hedge the risk associated with approximately 50% of the 33.8 million gallons of heating oil forward purchase contracts and 20.6 million gallons under futures contracts, that expired at various times with no contract expiring later than April 1998. At December 31, 1998 the Company did not have similar put options, but did have 15.7 million gallons of heating oil forward purchase contracts and 38.8 million gallons of futures contracts, which expire at various times with no contract expiring later than May 1999. The unrealized losses on the Company's hedging activity was ($2.7) million and ($6.0) million at December 31, 1997 and 1998 respectively. This hedging activity is designed to help the Company achieve its planned margins and represents approximately 23% and 24% of the expected total #2 oil volume for the corresponding 1997 and 1998 period.

The carrying amount of all hedging financial instruments at December 31, 1997 and 1998 was $488 and $3,009 respectively, and were included in Prepaid Expenses on the Consolidated Balance Sheet. The risk that counterparties to such instruments may be unable to perform is minimized by limiting the counterparties to major oil companies and major financial institutions, including the New York Mercantile Exchange. The Company does not expect any losses due to such counterparty default.

Corporate Identity Expenses

Corporate identity expenses represent the costs associated with the Company's brand identity program, implemented first in Long Island in 1996 and in the Company's Metro New York and Mid Atlantic regions in 1997. These expenses include the cost of repainting all delivery and service vehicles to reflect the Company's new identity, and are expensed as they are incurred.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(1) Summary of Significant Accounting Policies - (Continued)

Star Gas Transaction Expenses

Star Gas transaction expenses represent costs incurred in association with the Company's previously announced business combination with the Partnership (see note 3). These expenses include legal, printing, advisory, and other professional charges incurred to accomplish this business combination, and are expensed as they are incurred. The Company estimates that it will incur a total of $7.5 million to $8.5 million of costs associated with this transaction. If this transaction is successfully completed, the Partnership will reimburse the Company approximately $7.0 million for these expenses.

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

Basic and Diluted Earnings (Losses) per Common Share

The company computes basic and diluted earnings per share in accordance with the requirements of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings Per Share". When the impact of converting dilutive securities are antidilutive, the computation treats such conversions as having no effect and presents basic and diluted earnings per share as the same amount during periods with losses (see note 17).

Accounting Changes

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 - "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying changes in equity that results from non-owner transactions and events. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 and has made the appropriate disclosures.

In June 1997 the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosures about segments of an enterprise and related information such as the different types of business activities and economic environments in which a business operates. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 131 and in accordance with the Statement has disclosed its only reportable segment.

In February 1998 the FASB issued SFAS No. 132 - "Employer's Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 attempts to standardize the disclosure requirements for pensions and other postretirement benefits. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 132 and has made the appropriate disclosures.

In June 1998 the FASB issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is assessing the impact and disclosure requirements of SFAS No. 133.

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

The Company's investment in Star Gas was accounted for using the equity method from December 23, 1993 to December 7, 1994, at which time the Company exercised its right to purchase the remaining outstanding common equity of Star Gas (the "Star Gas Acquisition"). From December 8, 1994 to December 19, 1995 while Star Gas was a wholly owned subsidiary of Petro, Star Gas operations, assets and liabilities were included in the consolidated financial statements of the Company.

In November 1995, Star Gas organized Star Gas Partners, L.P. a Delaware limited partnership (the "Partnership") and Star Gas and the Partnership together organized Star Gas Propane, L.P., a Delaware limited partnership ("Operating Partnership"). In December 1995, Petro transferred substantially all of its propane assets and liabilities to Star Gas, and Star Gas transferred ("Star Gas Conveyance") substantially all of its assets (including the propane assets transferred by Petro) in exchange for a general partnership interest in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of Star Gas. The total value of the assets conveyed to the Operating Partnership was $156.5 million. Concurrently with the Star Gas Conveyance, Star Gas issued approximately $85.0 million in First Mortgage Notes to certain institutional investors. In connection with the Star Gas Conveyance, the Operating Partnership assumed $91.5 million of Star Gas liabilities including the $85.0 million of First Mortgage Notes; however, Star Gas retained approximately $83.7 million in cash from the proceeds of the First Mortgage Notes. As a result of the foregoing transactions ("1995 Star Gas Transaction"), Star Gas received a 46.5% equity interest in the Partnership, and Petro received distributions from the public sale of 2.6 million Master Limited Partnership units at $20.46 per share for $51.0 million in cash. In order for the Partnership to begin operations with $6.2 million of working capital, Star Gas and the Operating Partnership agreed that the amount of debt assumed by the Operating Partnership would be adjusted upward or downwards to the extent that the working capital of the Operating Partnership at closing was more or less than $6.2 million. At closing, the net working capital of the Operating Partnership was $9.2 million and as a result, $3.0 million was paid to Petro in January 1996.

In accordance with the Company's accounting policies, the Company deferred the gain of approximately $20.0 million for this transaction because the Company holds subordinate units which do not have a readily ascertainable market price creating an uncertainty regarding realization, and due to the fact that Star Gas as general partner had a $6.0 million additional capital contribution obligation to enhance the Partnership's ability to make quarterly distributions on the common units (at December 31, 1998, these funds were no longer restricted at the Star Gas level and had been released to Petro since the quarterly guarantee provisions were fulfilled). The Company will recognize the gain from this transaction when the Company's subordinated units convert into common units in accordance with the terms of the partnership agreement. In general, full conversion of subordinated units to common units will take place no earlier than the first day of any quarter beginning on or after January 1, 2001, based upon the satisfaction of certain performance criteria for a period of at least three non-overlapping consecutive four-quarter periods immediately preceding the conversion date.

In October 1997, Star Gas acquired the outstanding stock of an unaffiliated Ohio propane company ("1997 Star Gas Transaction") and in an equal exchange subsequently transferred all of such assets to the Partnership for the assumption of $23 million of debt incurred by Star Gas in connection with this acquisition, a 0.00027% general partnership interest in the Partnership along with one hundred and forty-eight thousand Partnership common units, and the assumption by Star Gas of approximately $3.5 million of future income tax liabilities resulting from this asset conveyance. Subsequently in December 1997, the Company sold twenty-four thousand common units and in January 1998 sold sixty-three thousand common units.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(2) Star Gas Investment (Continued)

As a result of the Partnership's secondary public offering in December 1997 a difference of $2.4 million between the Company's carrying value of its investment in the Partnership and its ownership percentage of the underlying net assets of the Partnership, is being amortized to income over twenty-five years. As of December 31, 1998 Petro has, through Star Gas, a 40.5% equity interest in the Partnership and Star Gas is its general partner.

(3) Star Gas / Petro Transaction

On October 23, 1998, the Partnership and Petro jointly announced that they have signed a definitive merger agreement pursuant to which Petro would be acquired by the Partnership and would become a wholly-owned subsidiary of the Partnership ("the Star Gas/Petro transaction"). It is anticipated that this acquisition will be accounted for using the purchase method of accounting. This transaction would be effected through Petro shareholders exchanging their approximate 26.5 million shares of Petro Common Stock for an approximate 3.2 million limited partnership units and General Partnership units of the Partnership which will be subordinated to the existing Common Units of the Partnership.

Of the 3.2 million subordinated Partnership units anticipated to be distributed to Petro shareholders, 2.5 million will be Senior Subordinated Units and 0.7 million will be Junior Subordinated Units and General Partnership Units. The Senior Subordinated Units will be publicly registered and tradable (they are expected to be listed on the New York Stock Exchange) and will be subordinated in distributions to the Partnership's Common Units. The Junior Subordinated Units and General Partnership Units will not be registered nor publicly tradable and will be subordinated to both the Common Units and the Senior Subordinated Units. The Senior Subordinated Units will be exchanged with holders of Petro's Class A and Class C Common Stock, other then shares held by Audrey Sevin, Irik Sevin, and two corporations controlled by Wolfgang Traber, whose shares will be exchanged for Junior Subordinated Units and General Partnership Units.

Pursuant to the partnership subordination provision, distributions on the Partnership's Senior Subordinated Units may be made only after distributions of Available Cash on Common Units meet the Minimum Quarterly Distribution ("MQD") requirement. Distributions on the Partnership's Junior Subordinated Units and General Partner Units may be made only after distributions of Available Cash on Common Units and Senior Subordinated Units meet the MQD requirement. The Subordination Period will generally extend until the Partnership earns and pays its MQD for three years. As a condition of the Star Gas/Petro transaction, the Partnership agreement will be amended so that no distribution will be paid on the Senior Subordinated Units, Junior Subordinated Units, or the General Partner Units except to the extent Available Cash is earned from operations beginning with the quarter ending December 31, 1999. The first possible distribution is February 2000.

Like many other publicly traded master limited partnerships, the Partnership contains a provision which provides the General Partner with incentive distributions in excess of certain targeted amounts. This provision will be modified so that should there be any such incentive distributions, they will be made pro rata to the holders of Senior Subordinated Units, Junior Subordinated Units, and General Partner Units. In connection with the Star Gas/Petro transaction, the Senior Subordinated Units, Junior Subordinated Units and General Partnership Units can earn, pro rata, 0.3 million additional Senior Subordinated Units each year that Petro meets certain financial goals to a maximum of 0.9 million additional Senior Subordinated Units.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(3) Star Gas / Petro Transaction (Continued)

In connection with the Star Gas/Petro transaction, the Partnership intends to raise approximately $170 million through a public offering of Common Units and $90 million through a private offering of debt securities. The net proceeds from these offerings will be used primarily to redeem approximately $240 million in Petro public and private debt and preferred stock. Any such offering will be made only by means of a prospectus or in transactions not requiring registration under securities laws.

In October 1998, Petro completed an exchange offer with the holders of its 10 1/8% notes, 9 3/8% debentures, and 12 1/4% debentures and entered into individually negotiated agreements with the holders of its 12 7/8% preferred stock. In the debt exchange offer and preferred stock agreements, the holders of approximately 98.5% in aggregate principal amount and liquidation preference of Petro's public debt and preferred stock exchanged those securities for a like principal amount and liquidation preference of new securities, the terms of which are in all material respects the same as the terms of the old securities, except that (1) the new debt securities are senior to the old debt securities, and (2) the terms of the new debt securities and the new preferred stock (i) give Petro the right to redeem these securities at the closing of the Star Gas / Petro transaction but not later than April 1, 1999 at; 103.5% of face value for the new 12 1/4% debentures; 100% of face value for the new 10 1/8% notes; 100% of face value for the new 9 3/8% debentures; and $23.00 per share for the new 12 7/8% preferred stock; and (ii) eliminate substantially all covenants from the indentures under which the old debt securities were issued. The tendering holders of the old 12 7/8% preferred stock have also granted Petro an irrevocable proxy to vote all their shares of preferred stock in favor of the acquisition proposal at the special meeting.

In the debt exchange offer, Petro issued an aggregate 0.8 million shares of junior convertible preferred stock (convertible to Petro Class A Common Stock on a share for share basis) to the tendering holders. At the completion of the transaction, those shares will be exchanged into an aggregate 0.1 million Partnership Common Units in the merger. Holders of these shares have also granted Petro an irrevocable proxy or have agreed to vote these shares in favor of the acquisition proposal.

Petro currently has a 40.5% equity interest in the Partnership representing its
2.4 million Subordinated Units and a 2.0% interest in the Partnership or the equivalent of 0.1 million units. As part of the Transaction, these units will be contributed to the Partnership by Petro in exchange for one hundred and three thousand Common Units and approximately 2.0 million Senior Subordinated Units. The Common Units will be exchanged by Petro with the holders of Petro Junior Convertible Preferred Stock and the Senior Subordinated Units ultimately be exchanged with a portion of the holders of Petro's Common Stock. After completion of the Star Gas/Petro transaction, the Petro shareholders will own approximately 20% of the Partnership's equity through Subordinated Units and General Partnership Units. The holders of the Partnership's Common Units (including an estimated 8.9 million Common Units that will be sold in the Partnership's $170 million public offering) will own an approximate aggregate 80% equity interest in the Partnership following the completion of the transaction. The General Partner of the Partnership will be a newly organized Delaware limited liability company that will be owned by certain officers and directors of Petro consisting of Irik Sevin, Audrey Sevin and two entities affiliated with Wolfgang Traber.

The completion of the Star Gas/Petro Transaction is subject to the receipt of regulatory approvals, the approval of Star's non-affiliated Common unitholders and non-affiliated Petro shareholders and other necessary partnership and corporate approvals, as well as the successful completion of the debt and equity offerings.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(4) Property, Plant and Equipment

The components of property, plant and equipment and their estimated useful lives were as follows at the indicated dates:

                                       December
                                  -----------------      Estimated
                                    1997      1998      Useful Lives
                                  --------  -------    --------------
Land                              $  2,088    2,088
Buildings                            5,641    6,672       20-45 years
Fleet and other equipment           38,065   38,811         3-7 years
Tanks and equipment                  1,460    1,932        8-20 years
Furniture and fixtures              18,678   19,757         5-7 years
Leasehold improvements               7,465    7,719    Term of leases
                                  --------  -------
                                    73,397   76,979

Less accumulated depreciation       42,782   48,855
                                  --------  -------
                                  $ 30,615  $28,124
                                  ========  =======

(5) Notes Payable and Other Long-Term Debt

Notes payable and other long-term debt, including working capital borrowings and current maturities of long-term debt, consisted of the following at the indicated dates:

                                                                             December 31,
                                                                          -----------------
                                                                            1997      1998
                                                                            ----      ----
Notes payable to banks under credit facility (a)                          $ 3,000   $    --
Notes payable in connection with the purchase of fuel oil dealers and other notes payable, due in monthly, quarterly and annual installments with interest at various rates ranging from 8% to 15% per annum,
 maturing at various dates through the year 2004                           16,798    14,302
                                                                          -------   -------
                                                                           19,798    14,302

Less current maturities, including working capital borrowings               3,291     5,921
                                                                          -------   -------
                                                                          $16,507   $ 8,381
                                                                          =======   =======

a) Pursuant to the July 1998 extension of the Credit Agreement as restated and amended (Credit Agreement), the Company may borrow up to $47.0 million under a working capital revolving credit facility with a sublimit under a borrowing base established weekly. Amounts borrowed under the working capital revolving credit facility are subject to a 60 day clean-up requirement during the period April 1 to September 30 of each year, and this portion of the Credit Agreement expires on June 29, 1999. The Company pays a facility fee of 0.5% on the unused portion of this facility. At December 31, 1998, no amount was outstanding under the working capital revolving credit facility.

      The Credit Agreement also includes a $14.1 million acquisition letter of credit facility all of which has been used to support notes given to certain sellers of heating oil companies. The Credit Agreement provides that on June 30, 1998 and June 29, 1999 that 83.3% and 100% respectively, of the facility outstanding be cash collateralized. As of December 31, 1998 $11.8 million (83.3%) of this facility has been cash collateralized in accordance with the agreement.

      Interest under the Credit Agreement is payable monthly on the working capital revolving credit facility and is based upon a floating rate selected by the Company of either the Eurodollar Loan Rate or the Alternate Base Rate, plus 50 to 125 basis points on Alternate Base Rate Loans and 175 to 250 basis points on Eurodollar Loans, based upon the Interest Coverage Ratio (as defined in the Credit Agreement). Eurodollar Loan Rate means the prevailing rate in the interbank Eurodollar market adjusted for reserve requirements. Alternate Base Rate means the greater of (i) the prime or base rate of The Chase Manhattan Bank in effect or
      (ii) the Federal funds rate in effect plus 1/2 of 1%. The weighted average rate for 1997 and 1998 was 7.75% and 7.62% respectively.

      The fees for the Credit Agreement acquisition letters of credit range from 225 to 300 basis points based upon the same ratio as that used for the working capital revolving credit facility. To the extent that the letters of credit are cash collateralized the fee is reduced to 25 basis points.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(5)   Notes Payable and Other Long-Term Debt - (Continued)

      Under the terms of the Credit Agreement, the Company is restricted from incurring any indebtedness except subordinated debt and certain other indebtedness specifically authorized, if certain ratios of EBITDA to interest are met. The Company is also restricted from amongst other things, in paying common cash dividends and making acquisitions of other companies, as well as not selling, transferring, or conveying customer lists except, among other exceptions, from a sale where the net cash proceeds are used to cash collateralize the acquisition letters of credit. The Credit Agreement also provides that the Company is required to maintain certain minimum levels of cash flow and EBITDA, as well as certain ratios of EBITDA to net interest expense, and limits the total amount of capital expenditures to $4.0 million per four consecutive quarters. In the event of noncompliance with certain of the covenants, the bank has the right to declare all amounts outstanding to be due and payable immediately.

      As collateral for the Credit Agreement the Company granted to the lenders a security interest in its receivables which at December 31, 1998 was $56,845.

      The Company expects to renew or replace the working capital revolving credit facility prior to June 29, 1999. Based on this expected renewal and the Company's working capital position and expected net cash to be provided by operating activities, the Company expects to be able to meet all of its obligations in 1999.

Aggregate annual maturities including working capital borrowings, but excluding the requisite $2.5 million acquisition letter of credit facility cash collateralization due in June 1999 are as follows as of December 31, 1998:

Years Ending
December 31,
------------
    1999          $ 5,921
    2000          $ 8,141
    2001               60
    2002               60
    2003               60
Thereafter             60
                  -------
                  $14,302
                  =======

(6)   Senior, Senior Subordinated, and Subordinated Notes Payable

Senior, Senior Subordinated, and Subordinated Notes Payable at the dates indicated, consisted of:

                                                                         December 31,
                                                                     -------------------
                                                                       1997       1998
                                                                       ----       ----
10.90%  Senior Notes (a)                                             $ 60,000   $ 60,000
14.10%  Senior Subordinated and Senior Notes (b)                        8,300      6,200
10 1/8% Senior Subordinated and Subordinated Notes (c)                 50,000     50,000
9 3/8%  Senior Subordinated and Subordinated Debentures (d)            75,000     75,000
12 1/4% Senior Subordinated and Subordinated Debentures (e)            81,250     81,250
                                                                     --------   --------

Total Senior, Senior Subordinated, and Subordinated Notes Payable     274,550    272,450

  Less short-term Senior Subordinated Notes (b)                         1,050      1,050
  Less short-term Senior Notes (b)                                      1,050      1,050
  Less long-term Senior Notes (a)(b)                                   63,100     62,050
                                                                     --------   --------

Total long-term Senior Subordinated and Subordinated Notes Payable   $209,350   $208,300
                                                                     ========   ========

In October 1998, Petro completed an exchange offer with the holders of its 10 1/8% notes, 9 3/8% debentures, and 12 1/4% debentures. In the debt exchange offer the holders of approximately 98.5% in aggregate principal amount of Petro's public debt exchanged those securities for a like principal amount of new securities, the terms of which are in all material respects the same as the terms of the old securities, except that (1) the new debt securities are senior to the old debt securities, and (2) the terms of the new debt securities (i) give Petro the right to redeem these securities at the closing of the Star Gas / Petro transaction but not later than April 1, 1999 at; 103.5% of face value for the new 12 1/4% debentures; 100% of face value for the new 10 1/8% notes; and 100% of face value for the new 9 3/8% debentures; and (ii) eliminate substantially all covenants from the indentures under which the old debt securities were issued.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(6)   Senior, Senior Subordinated, and Subordinated Notes Payable - (Continued)

a) On September 1, 1988, the Company authorized the issuance of $60.0 million of Subordinated Notes originally due October 1, 1998 bearing interest payable semiannually at an average rate of 11.96% ("11.96% Notes"). In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 6d) $30.0 million of the 11.96% Notes became ranked as senior debt. In February 1997 the Company entered into agreements ("Private Debt Modification") to among other things, exchange $30.0 million of the 11.96% Notes then ranked as subordinated debt for senior debt, and to extend the maturity date of the 11.96% Notes from October 1, 1998 to October 1, 2002 with $15.0 million sinking fund payments due on October 1, 2000 and October 1, 2001 and the remaining $30.0 million balance due on October 1, 2002. The Company paid approximately $1.1 million in fees and expenses to obtain such modifications. In addition, effective October 1, 1998, the interest on these notes were lowered to 10.9%. The debt instruments were not considered to be substantially different since the cash flow effect on a present value basis was less than 10 percent. Accordingly, the modification was not accounted for as an extinguishment of debt. All such notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined.

b) On January 15, 1991, the Company authorized the issuance of $12.5 million of 14.10% Subordinated Notes due January 15, 2001 bearing interest payable quarterly. In connection with the Company's 9 3/8% Subordinated Debenture offering in February 1994 (see note 6d) $6.25 million of these notes became ranked as senior debt. The notes are redeemable at the option of the Company, in whole or in part upon payment of a premium rate as defined. On each January 15th commencing 1996 and ending January 15, 2000, the Company is required to repay $2.1 million of these Notes. The remaining principal of $2.0 million is due on January 15, 2001. No premium is payable in connection with these required payments.

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

      In connection with the offering of its 9 3/8% Subordinated Debentures, the Company received consents of the holders of a majority of each class of subordinated debt and redeemable preferred stock (see note 8) to certain amendments to the respective agreements. In consideration for the consents, the Company paid holders of certain subordinated debt a cash payment of $0.6 million and caused approximately $42.6 million of the subordinated debt at December 31, 1994 to be ranked as senior debt. In addition, the Company agreed to increase dividends on the redeemable preferred stock by $2.00 per share per annum. The Company also paid approximately $1.5 million in fees and expenses to obtain such consents.

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

Expenses connected with the above outstanding offerings, and amendments thereto, amounted to approximately $15.8 million, which includes $1.2 million paid in debt consents permitting the Star Gas MLP Offering (see note 2). At December 31, 1997 and 1998, the unamortized balances relating to notes still outstanding amounted to approximately $8.4 million and $7.0 million respectively, and such balances are included in Deferred Charges and Pension Costs on the Consolidated Balance Sheet.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(6)   Senior, Senior Subordinated, and Subordinated Notes Payable - (Continued)

Aggregate annual maturities including sinking fund payments at December 31, 1998 are as follows:

Years Ended
December 31,
------------
   1999         $  2,100
   2000           17,100
   2001           17,000
   2002           30,000
   2003           50,000
Thereafter       156,250
                --------
                $272,450
                ========

The Company has substantial repayment obligations on indebtedness that become due beginning in the year 2000. If the proposed Star Gas / Petro Transaction (see note 3) is completed, these obligations are expected to be refinanced on or before their maturities. In the event that such transaction does not occur, the Company will explore alternatives including the repayment or refinancing of such maturities. If such alternatives cannot be effected, it could have a material adverse affect on the Company.

Total accrued interest on notes payable, and senior and subordinated notes which were included in accrued expenses and other liabilities were $10,664 and $10,160 at December 31, 1997 and 1998 respectively.

(7)   Common Stock and Common Stock Dividends

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

The following table summarizes the cash dividends declared on Common Stock and the cash dividends declared per common share for the years indicated:

                                       Years Ended December 31,
                                     ----------------------------
Cash dividends declared                 1996       1997     1998
                                        ----       ----     ----
  Class A                            $  13,789  $   7,019  $   --
  Class C                                1,559        779      --
Cash dividends declared per share
  Class A                            $     .60  $     .30  $   --
  Class C                                  .60        .30      --

Under the Company's most restrictive dividend limitation imposed by certain debt covenants, $31.6 million was available at December 31, 1998 for the payment of dividends on all classes of Capital Stock. Under these covenants the amount available for dividends is increased each quarter by 50% of the cash flow, as defined, for the previous fiscal quarter, and by the new issuance of capital stock. Notwithstanding these covenants, the Company is however currently restricted from paying common stock dividends under its bank credit agreement.

On October 1, 1995 the Company began offering a Dividend Reinvestment and Stock Purchase Plan which provides holders of the Company's Class A Common Stock and Class C Common Stock a vehicle to reinvest their dividends and purchase additional shares of Class A Common Stock at a 5% discount from the current market price without incurring any fees. In addition, optional cash deposits receive a 3% discount from the market price. Pursuant to the plan offering, three hundred and two thousand, six hundred and ninety-one thousand, and two hundred and seventy-one thousand additional Class A Common Shares were issued in 1996, 1997, and 1998 respectively.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(8)   Preferred Stock, Redeemable Preferred Stock and Exchangeable Preferred
      Stock

The Company entered into agreements dated as of August 1, 1989 with John Hancock Mutual Life Insurance Company and Northwestern Mutual Life Insurance Company to sell up to two hundred and fifty thousand shares of its Redeemable Preferred Stock, par value $0.10 per share, at a price of one hundred dollars per share, which shares are exchangeable into Subordinated Notes due August 1, 1999 ("1999 Notes").

On August 1 of each year, one-sixth of the number of originally issued shares of each series of Redeemable Preferred shares outstanding, less the number of shares of such series previously exchanged for 1999 Notes, are to be redeemed, with the final redemption occurring on August 1, 1999. The redemption price is one hundred dollars per share plus all accrued and unpaid dividends to such August 1. As of December 31, 1997 and 1998, eighty-three thousand shares and forty-two thousand shares respectively were outstanding of which forty-two thousand shares were reflected as current.

In February 1997 the Company issued one million two hundred thousand shares of its 12 7/8% Exchangeable Preferred Stock ("Exchangeable Preferred Stock") due February 15, 2009, par value $0.10 per share, at a price of twenty-five dollars per share. The Company incurred $1,678 of offering costs in connection with this preferred stock issuance. Dividends are payable on these shares on February 15, May 15, August 15 and November 15 of each year. These shares are callable at twenty-three dollars per share at the closing of the Star Gas / Petro transaction but not later than April 1, 1999 otherwise, the liquidation preference on the Exchangeable Preferred Stock is twenty-five dollars per share, and they are redeemable at the option of the Company in whole or in part, at any time on or after February 15, 2002 upon payment of a premium rate as defined. Subject to certain conditions the Company may also issue an additional eight hundred thousand shares of Exchangeable Preferred Stock. Also, on any scheduled dividend payment date on or after February 15, 2000 at the Company's option these Exchangeable Preferred Stock may be exchanged into 12 7/8% Junior Subordinated Exchangeable Debentures due 2009. At December 31, 1997 and 1998 $30.0 million of Exchangeable Preferred Stock was outstanding.

In August and September of 1998 the Company issued seven hundred and eighty-seven thousand of no par value preferred stock ("Junior Convertible Preferred Stock") in connection with the Star Gas / Petro transaction. These shares were issued in addition to other consideration, for the early redemption rights of its 9 3/8% Subordinated Debentures, 10 1/8% Subordinated Notes, 12 1/4% Subordinated Debentures and 12 7/8% Exchangeable Preferred Stock (see note
3). The Company issued such holders three and thirty-seven one-hundredths shares of Junior Convertible Preferred Stock for each thousand dollars in principal amount or liquidation preference of such securities. Each share of Junior Convertible Preferred Stock will be exchangeable into thirteen one-hundredths of a Partnership Common Unit at the conclusion of the Star Gas/Petro transaction representing a maximum of approximately one hundred and three Common Units. Should the transaction not be consummated, the Junior Convertible Preferred Stock will be convertible into a like number of Class A Common Stock (see note
3).

Preferred dividends of $2,389, $4,644 and $5,057 were declared on all classes of preferred stock in 1996, 1997, and 1998 respectively.

Aggregate annual maturities of Redeemable Preferred Stock and Exchangeable Preferred Stock are as follows as of December 31, 1998:

Years Ended
December 31
-----------
    1999         $ 4,167
    2000              --
    2001              --
    2002              --
    2003              --
Thereafter        30,000
                 -------
                 $34,167
                 =======

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(9)   Pension Plans

Effective December 31, 1996 the Company consolidated all of its defined contribution pension plans and froze the benefits for nonunion personnel covered under defined benefit pension plans. In the third quarter of 1997 the Company froze the benefits of its New York City union defined benefit pension plan as a result of operation consolidations. In freezing the defined benefit pension plans and the New York City union defined benefit pension plan the Company incurred $557 and $654 of expenses in 1996 and 1997 respectively, for pension curtailment costs relating to the amortization of certain previously unrecognized pension expenses.

The defined benefit and defined contribution plans covered substantially all of the Company's nonunion employees. Benefits under the frozen defined benefit plans were generally based on years of service and each employee's compensation. Benefits under the consolidated defined contribution plan are based on an employees compensation. Pension expense under all non-union plans for the years ended December 31, 1996, 1997 and 1998 was $4,350, $4,036 and $4,428
respectively, net of amortization of the pension obligation acquired.

The following tables provide a reconciliation of the changes in the plans' benefit obligations, fair value of assets, and a statement of the funded status at the indicated dates:

                                                                     December 31,
                                                                 --------------------
Reconciliation of Benefit Obligations                              1997        1998
                                                                   ----        ----
Benefit obligations at beginning of year                         $ 29,323    $ 29,258
Service cost                                                          116          --
Interest cost                                                       1,895       1,930
Actuarial (gain) loss                                                 977         (63)
Benefit payments                                                   (1,384)     (1,547)
Settlements                                                        (1,669)     (2,201)
                                                                 --------    --------
Benefit obligation at end of year                                $ 29,258    $ 27,377
                                                                 ========    ========

Reconciliation of Fair Value of Plan Assets
Fair value of plan assets at beginning of year                   $ 20,367    $ 22,292
Actual return on plan assets                                        2,780       2,561
Employer contributions                                              2,458         615
Benefit payments                                                   (1,384)     (1,547)
Settlements                                                        (1,929)     (2,883)
                                                                 --------    --------
Fair value of plan assets at end of year                         $ 22,292    $ 21,038
                                                                 ========    ========

Funded Status                                               1996         1997         1998
                                                            ----         ----         ----
Benefit obligation                                        $ 29,323     $ 29,258     $ 27,377
Fair value of plan assets                                   20,367       22,292       21,038
Unrecognized transition (asset) obligation                     (65)         (52)         (39)
Unrecognized prior service cost                                453           --           --
Unrecognized net actuarial (gain) loss                       6,812        5,807        4,776
                                                          --------     --------     --------
Prepaid (accrued) benefit cost prior to additional
 liability                                                  (1,756)      (1,211)      (1,602)
Amount included in comprehensive income                      6,065        4,646        4,737
                                                          --------     --------     --------
Prepaid (accrued) benefit cost                            $ (7,821)    $ (5,857)    $ (6,339)
                                                          ========     ========     ========

Components of Net Periodic Benefit Cost

Service cost                                              $  1,630     $    116     $     --
Interest cost                                                1,974        1,895        1,930
Expected return on plan assets                               1,573        1,787        1,846
Amortization of unrecognized transition (asset)
 obligation                                                     60          (13)         (13)
Amortization of prior service cost                              76           49           --
Recognized net (gains) losses                                  678          369          160
Settlement (gain) loss                                          --          344          572
Curtailment (gain) loss                                        557          404           --
                                                          --------     --------     --------
Net periodic benefit cost after curtailments
 and settlements                                          $  3,402     $  1,377     $    803
                                                          ========     ========     ========

Weighted-Average Assumptions Used in the Measurement of the Company's Benefit Obligation as of December 31,

Discount rate                                                  6.5%         6.5%         6.5%
Expected return on plan assets                                 8.5%         8.5%         8.5%
Rate of compensation increase                                  4.0%         N/A          N/A

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(9)   Pension Plans - (Continued)

In addition, the Company made contributions to union-administered pension plans during the years ended December 31, 1996, 1997 and 1998 of $2,996, $2,508, and $1,991 respectively.

The Company recorded an additional minimum pension liability for underfunded plans of $4,698 as of December 31, 1998, representing the excess of unfunded accumulated benefit obligations over plan assets. A corresponding amount is recognized as an intangible asset except to the extent that these additional liabilities exceed the related unrecognized prior service costs and net transition obligation, in which case the increase in liabilities is charged as a reduction of stockholders' equity of $4,737 as of December 31, 1998.

In connection with the purchase of shares of a predecessor company as of January 1, 1979 by a majority of the Company's present holders of Class C Common Stock, the Company assumed a pension liability in the aggregate amount of $1,512 as adjusted, representing the excess of the actuarially computed present value of accumulated vested plan benefits over the net assets available for such benefits. Such liability, which amounted to $1,108 and $1,082 at December 31, 1997 and 1998 is being amortized over 40 years and is included in supplemental benefits and other long-term liabilities at those dates.

Under a 1992 supplemental benefit agreement, Malvin P. Sevin, the Company's then Chairman and Co-Chief Executive Officer, was entitled to receive $25 per month for a period of one hundred twenty months following his retirement. In the event of his death, his designated beneficiary is entitled to receive such benefit. Mr. Sevin passed away in December 1992, prior to his retirement. The amounts accrued for such benefit payable net of payments made at December 31, 1997 and 1998 were $1,204, and $1,005 respectively and are included in supplemental benefits and other long-term liabilities on the balance sheets at those dates.

(10)  Leases

The Company leases office space and other equipment under noncancelable operating leases which expire at various times through 2017. Certain of the real property leases contain renewal options and require the Company to pay property taxes.

The future minimum rental commitments at December 31, 1998 for all operating leases having an initial or remaining noncancelable term of one year or more are as follows:

Years Ending   Operating
  December      Leases
------------   ---------
       1999    $  4,333
       2000       3,763
       2001       3,194
       2002       3,437
       2003       3,292
 Thereafter      19,056
               --------
               $ 37,075
               ========

Rental expense under operating leases for the years ended December 31, 1996, 1997 and 1998 was $6,461, $7,475, and $6,621 respectively.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(11)  Income Taxes

Income tax expense was comprised of the following for the indicated periods:

                   Years Ended December 31,
                 ---------------------------
                  1996       1997       1998
                  ----       ----       ----
Current:
Federal          $   -      $   -      $   -
State              500        500        400
                   ---        ---        ---
                 $ 500      $ 500      $ 400
                  ====       ====       ====

The sources of deferred income tax expense (benefit) and the tax effects of each were as follows:

                                                                          Years Ended December 31,
                                                                       -----------------------------
                                                                         1996       1997       1998
                                                                       -------    -------    -------
Excess of book over tax (tax over book) depreciation                   $   (81)   $  (227)   $  (432)
Excess of book over tax amortization expense                            (2,051)    (2,490)    (2,727)
Excess of book over tax vacation expense                                  (180)      (107)       (12)
Excess of book over tax restructuring expense                             (206)      (618)       254
(Excess of book over tax) tax over book bad debt expense                   (41)        37         12
(Excess of book over tax) tax over book supplemental benefit expense       (14)        14         20
 Equity in income (loss) of Star Gas Partnership                         2,597      1,037     (1,048)
 Other, net                                                               (228)         5        197
 Recognition of tax benefit of net operating loss to the
   extent of current and previous recognized temporary differences      (9,114)    (4,491)    (8,130)
 Change in valuation allowance                                           9,318      6,840     11,866
                                                                       -------    -------    -------
                                                                       $    --    $    --    $    --
                                                                       =======    =======    =======

The components of the net deferred tax assets and the related valuation allowance for 1997 and 1998 using current rates were as follows:

                                                     Years Ended December 31,
                                                     -----------------------
                                                         1997        1998
                                                       --------    --------
Net operating loss carryforwards                       $ 39,690    $ 47,820
Excess of tax over book depreciation                     (4,814)     (4,382)
Excess of book over tax amortization                      6,114       8,841
Excess of book over tax vacation expense                  1,600       1,612
Excess of book over tax restructuring expense               824         570
Excess of book over tax bad debt expense                    333         321
Excess of book over tax supplemental benefit expense        666         646
Equity in loss (income) of Star Gas Partnership          (2,775)     (1,727)
Other, net                                                  360         163
                                                       --------    --------
                                                         41,998      53,864
Valuation allowance                                     (41,998)    (53,864)
                                                       --------    --------
                                                       $     --    $     --
                                                       ========    ========

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

At December 31, 1998, the Company had the following income tax loss carryforwards for Federal Income Tax reporting purposes:

Expiration
   Date
   ----
2005         $ 26,651
2006           15,012
2007            1,367
2008            8,400
2009            1,662
2010           23,356
2011           26,554
2012           13,948
2018           23,695
             --------
             $140,645
             ========

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(12)  Related Party Transactions

In October 1986, Irik P. Sevin purchased one hundred sixty-one thousand shares of Class A Common Stock and forty thousand shares of Class C Common Stock of the Company for $1,280 (which was the fair market value as established by the Pricing Committee pursuant to the Stockholders' Agreement). The purchase price was financed by a note due December 31, 1999. The note requires annual payments of interest and principal, payable in cash or Class A Common Stock of the Company, until complete satisfaction. In accordance with the note repayment schedule and the criteria for stock payment valuation, Mr. Sevin surrendered sixty-one thousand Class A Common Shares representing $411 of value, sixty-two thousand Class A Common Shares representing $392 of value, and fifty-eight thousand Class A Common Shares representing $370 of value in December 1996, 1997 and 1998 respectively. The criteria agreed upon for valuing stock payment for this transaction is the average market price ten days prior to payment or $6.3479 per share, whichever is greater. The outstanding balance of the note was $984, $656, and $328 at December 31, 1996, 1997, and 1998 respectively. Interest accrues on the outstanding balance of the note at the LIBOR rate in effect for each month plus 0.75%. Mr. Sevin has entered into an agreement with the Company that he will not sell or otherwise transfer to a third party any of the shares of Class A Common Stock or Class C Common Stock received pursuant to this transaction until the note has been paid in full.

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

(13)  Restructuring Charges

Late in 1995 the Company completed a study with a leading consulting firm to help provide a structure for superior customer service, a brand image, and reduced operating costs. Over the last few years the Company has dedicated a large amount of effort toward defining the best organizational structure, and has implemented various initiatives toward achieving this objective.

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

In 1997 the Company continued with its restructuring program and combined its three New York City branches into one new central depot that specializes in delivery, installation, maintenance, and service functions, and like the Long Island depots, is supported by the Port Washington facility. The Company also proceeded with its commitment to define the best possible organizational structure, by restructuring select branch and corporate responsibilities to eliminate redundant functions and locate responsibilities where they can best serve customers and the Company. Toward achieving these strategic intentions the Company incurred $2.9 million in restructuring expenses in 1997, and reported such expenses in restructuring charges. This cost was comprised of $2.0 million in termination benefit arrangements for twenty-three servicemen and drivers, ten credit and customer service personnel, and twenty-two sales, general, and administrative personnel displaced by the program; and $0.9 million for continuing lease obligations for three unused, non-cancelable, non-strategic facilities. The Company continued its restructuring and cost reduction initiative in the first quarter of 1998, incurring $0.5 million in termination benefit arrangements with four sales, general, and administrative personnel.

The total unpaid amounts included in accrued expenses and other liabilities are $2.4 million and $1.7 million respectively at December 31, 1997 and 1998. These amounts predominately represent continuing lease obligations as all the termination benefit arrangements have been paid.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(13)  Restructuring Charges - (Continued)

This liability is expected to be paid and relieved as follows:

Year Ended
December 31,
------------
1999        $  500
2000           300
2001           100
2002           100
2003           200
Thereafter     500
            ------
            $1,700
            ======

(14)  Stock Options

In March 1994 the Company issued stock options to Irik P. Sevin to purchase one hundred thousand shares of Class A Common Stock. The option price for each such share is $8.50, the then market value of the stock on the date the options were granted. These options vested upon issuance are non-transferable and expire on March 31, 2004.

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

As allowable by SFAS No. 123, the Company will continue to apply APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock compensation plan, and does not recognize compensation expense for its stock-based compensation plan.

Had compensation cost for this plan been determined based upon the fair value at the grant date for awards under this plan consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and loss per share for 1997 and 1998 would have been increased by approximately nineteen thousand dollars, or $0.0007 per share, and one hundred twenty-eight thousand dollars, or $0.0048 per share respectively. All options were granted at an amount equal to the quoted market price of the Company's stock at the date of the grants and vest at various times with no vesting period exceeding five years. The proforma costs charged against income for options granted are based on the following assumptions calculated on a straight line basis over the vesting period of the grants for options granted prior to 1998, and calculated as a period expense for those granted in 1998. The average fair value of the options granted during 1997 was $0.21 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 12.97%, volatility of 35%, risk-free interest rate of 6.19%, assumed forfeiture rate of 0%, and an average expected life of 10 years. The fair value of the options granted during 1998 was $1.27 per option on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 52%, risk-free interest rate of 5.83%, assumed forfeiture rate of 50%, and an expected life of 10 years.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(14)  Stock Options - (Continued)

Information relating to stock options during 1996, 1997 and 1998 are summarized as follows:

                                                              Number of Shares    Weighted-Average
                                         Range of           --------------------   Exercise Price
                                      Exercise Prices       Class A      Class C      Per Share         Total
                                      ---------------       -------      -------      ---------         -----
Shares under option at
 December 31, 1995                   $ 4.10 to $11.25         1,393          103         $ 7.66        $11,447

Granted                              $ 6.87 to $ 7.38           132           --           7.21            955
Exercised                                   --                   --           --             --             --
Expired / Forfeited                  $ 7.50 to $ 7.50            24            6           7.50            225
                                     -------------------------------------------------------------------------
Shares under option at
 December 31, 1996                   $ 4.10 to $11.25         1,501           97           7.62         12,177

Granted                              $ 3.00 to $ 3.13            40           --           3.05            122
Exercised                                   --                   --           --             --             --
Expired / Forfeited                  $ 4.10 to $ 8.77         1,097           79           7.16          8,410
                                     -------------------------------------------------------------------------
Shares under option at
 December 31, 1997                   $ 3.00 to $11.25           444           18           8.41          3,889

Granted                              $ 1.81 to $ 1.81           200           --           1.81            362
Exercised                                   --                   --           --             --             --
Expired / Forfeited                  $ 3.13 to $11.25           319           18           8.78          2,964
                                     -------------------------------------------------------------------------
Shares under option at
 December 31, 1998                   $ 1.81 to $ 8.50           325           --         $ 3.96        $ 1,287
                                     =========================================================================

Shares exercisable from              $ 1.81 to $ 3.00           225           --         $ 1.94         $  437
Shares exercisable                   $ 8.50                     100           --           8.50            850
                                     -------------------------------------------------------------------------
Total shares exercisable
 at December 31, 1998                $ 1.81 to $ 8.50           325           --         $ 3.96        $ 1,287
                                     =========================================================================

The weighted average life of the shares exercisable from $1.81 to $3.00 is 8.8 years, and the weighted average life of the shares exercisable at $8.50 is 5.3 years.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(15)  Acquisitions

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

The Company did not make any acquisitions nor sell any branches in 1998.

Sales and net income of the acquired companies are included in the consolidated statements of operations from the respective dates of acquisition.

Unaudited pro forma data giving effect to the purchased and disposed businesses, as if they had been acquired on January 1 of the year preceding the year of purchase and disposal, with adjustments, primarily for amortization of intangibles are as follows:

                                                                  1996         1997
                                                                  ----         ----
Net sales                                                      $ 607,240    $ 538,988

Loss before extraordinary item                                 $ (23,029)   $ (22,397)

Net loss                                                       $ (29,443)   $ (22,397)
Preferred stock dividends                                         (2,389)      (4,644)
                                                               ---------    ---------
 Net loss applicable to common stockholders (Numerator)        $ (31,832)   $ (27,041)
                                                               =========    =========
Class A Common Stock                                              22,983       23,441
Class B Common Stock                                                  12           11
Class C Common Stock                                               2,598        2,598
                                                               ---------    ---------
 Weighted average number of shares outstanding (Denominator)      25,593       26,050
                                                               =========    =========

Basic and Diluted losses per common share
 before extraordinary item:
  Class A and C Common Stock                                   $   (0.99)   $   (1.04)

Extraordinary loss per common share:
  Class A and C Common Stock                                   $   (0.25)   $      --

Basic and Diluted losses per common share:
  Class A and C Common Stock                                   $   (1.24)   $   (1.04)

(16)  Litigation

The Company is not party to any litigation which individually or in the aggregate could reasonably be expected to have a material adverse effect on the Company.

               PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                      (In thousands, except per share data)

(17)  Disclosures About the Fair Value of Financial Instruments

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

The estimated fair value of the Company's financial instruments are summarized as follows:

                                       At December 31, 1997    At December 31, 1998
                                       --------------------    --------------------
                                       Carrying   Estimated    Carrying    Estimated
                                        Amount    Fair Value    Amount    Fair Value
                                        ------    ----------    ------    ----------
Long-term debt                         $ 16,798    $ 15,853    $ 14,302    $ 13,488
Senior Subordinated and
 Subordinated notes payable             210,400     197,883     209,350     198,394
Senior notes payable                     64,150      64,343      63,100      61,408
Preferred stock                          36,656      39,722      32,745      33,894

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(18)  Earnings Per Share

                                                          December 31,
                                                 ------------------------------
                                                   1996       1997       1998
                                                   ----       ----       ----
Basic Earnings Per Share:
Net loss                                         $(28,315)  $(22,899)  $(35,337)
Less: Preferred stock dividends                    (2,389)    (4,644)    (5,057)
                                                 --------   --------   --------
 Loss available to common stockholders
 (Numerator)                                     $(30,704)  $(27,543)  $(40,394)
                                                 ========   ========   ========
Class A Common Stock                               22,983     23,441     23,962
Class B Common Stock                                   12         11         11
Class C Common Stock                                2,598      2,598      2,598
                                                 --------   --------   --------
 Weighted average number of shares outstanding
 (Denominator)                                     25,593     26,050     26,571
                                                 ========   ========   ========
Basic losses per share                           $  (1.20)  $  (1.06)  $  (1.52)
                                                 ========   ========   ========
Diluted Earnings Per Share:
Effect of dilutive securities                    $     --   $     --   $     --
                                                 --------   --------   --------
 Loss available to common stockholders
 (Numerator)                                     $(30,704)  $(27,543)  $(40,394)
                                                 ========   ========   ========
Effect of dilutive securities                          --         --         --
                                                 --------   --------   --------
 Weighted average number of shares outstanding
 (Denominator)                                     25,593     26,050     26,571
                                                 ========   ========   ========
Diluted losses per share                         $  (1.20)  $  (1.06)  $  (1.52)
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

                                                                       Three Months Ended
                                                  ------------------------------------------------------------
                                                    3/31/97           6/30/97          9/30/97        12/31/97           Total
                                                    -------           -------          -------        --------           -----
Net sales                                         $ 248,095        $   87,972       $   50,788      $  161,286       $  548,141

Income (loss) before income taxes and
 equity interest                                  $  31,285        $  (25,550)      $  (37,959)     $   10,060       $  (22,164)

Net income (loss)                                 $  33,388        $  (27,454)      $  (40,316)     $   11,483       $  (22,899)
Preferred dividends                                    (896)             (921)          (1,861)           (966)          (4,644)
                                                  ---------        ----------       ----------      ----------       ----------
 Net income (loss) available to common
  stockholders                                    $  32,492        $  (28,375)      $  (42,177)     $   10,517       $  (27,543)
                                                  =========        ==========       ==========      ==========       ==========
Basic earnings (losses) per common share:
   Class A and C Common Stock                     $    1.26        $    (1.09)      $    (1.61)     $     0.40       $    (1.06)

Diluted earnings (losses) per common share:
   Class A and C Common Stock                     $    1.26        $    (1.09)      $    (1.61)     $     0.40       $    (1.06)

Weighted average number of common
 shares outstanding:
  Class A Common Stock                               23,150             23,326          23,538          23,751           23,441
  Class B Common Stock                                   11                 11              11              11               11
  Class C Common Stock                                2,598              2,598           2,598           2,598            2,598

                                                                       Three Months Ended
                                                  ------------------------------------------------------------
                                                    3/31/98           6/30/98          9/30/98        12/31/98            Total
                                                    -------           -------          -------        --------            -----
Net sales                                         $ 183,139        $   66,227       $   42,113      $  116,540       $  408,019

Income (loss) before income taxes and
 equity interest                                  $  24,761        $  (20,897)      $  (31,860)     $   (5,821)      $  (33,817)

Net income (loss)                                 $  26,978        $  (22,974)      $  (34,215)     $   (5,126)      $  (35,337)
Preferred dividends                                  (1,563)             (965)          (1,562)           (967)          (5,057)
                                                  ---------        ----------       ----------      ----------       ----------
 Net income (loss) available to common
  stockholders                                    $  25,415        $  (23,939)      $  (35,777)     $   (6,093)      $  (40,394)
                                                  =========        ==========       ==========      ==========       ==========
Basic earnings (losses) per common share:
   Class A and C Common Stock                     $     .96        $     (.90)      $    (1.35)     $     (.23)      $    (1.52)

Diluted earnings (losses) per common share:
   Class A and C Common Stock                     $     .95        $     (.90)      $    (1.35)     $     (.23)      $    (1.52)

Basic weighted average number of common
 shares outstanding:
  Class A Common Stock                               23,955            23,962           23,965          23,965           23,962
  Class B Common Stock                                   11                11               11              11               11
  Class C Common Stock                                2,598             2,598            2,598           2,598            2,598

Diluted weighted average number of common
 shares outstanding:
  Class A Common Stock                               24,155            23,962*          23,965*         23,965*          23,962*
  Class B Common Stock                                   11                11               11              11               11
  Class C Common Stock                                2,598             2,598            2,598           2,598            2,598

* 0 shares included for the effects of stock grants and convertible securities due to the loss in the period.

                                                                     SCHEDULE II

              PETROLEUM HEAT AND POWER CO., INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1996, 1997 and 1998

                                                  Additions
                                                  ---------
                                     Balance       Charged
                                        at         to Costs        Other             Balance
                                    Beginning        and        Changes Add           at End
Year           Description           of Year       Expenses      /(Deduct)            of Year
----           -----------           -------       --------      ---------            -------
1996 Accumulated amortization:
     Customer lists                 $ 225,333      $ 18,611      $  (4,104) (1)      $ 239,840
     Deferred charges                  39,123         4,760           (237) (1)         43,646
                                    ---------      --------      ---------           ---------
                                    $ 264,456      $ 23,371      $  (4,341)          $ 283,486
                                    =========      ========      =========           =========
     Allowance for doubtful
     accounts                       $     969      $  1,882      $  (1,763) (2)      $   1,088
                                    =========      ========      =========           =========

1997 Accumulated amortization:
     Customer lists                 $ 239,840      $ 17,903      $ (18,292) (3)      $ 239,451
     Deferred charges                  43,646         4,639         (1,886) (3)         46,399
                                    ---------      --------      ---------           ---------
                                    $ 283,486      $ 22,542      $ (20,178)          $ 285,850
                                    =========      ========      =========           =========
     Allowance for doubtful
     accounts                       $   1,088      $  1,853      $  (1,961) (2)      $     980
                                    =========      ========      =========           =========

1998 Accumulated amortization:
     Customer lists                 $ 239,451      $ 16,669      $      --           $ 256,120
     Deferred charges                  46,399         4,303             --              50,702
                                    ---------      --------      ---------           ---------
                                    $ 285,850      $ 20,972      $      --           $ 306,822
                                    =========      ========      =========           =========
     Allowance for doubtful
     accounts                       $     980      $  1,419      $  (1,455) (2)      $     944
                                    =========      ========      =========           =========

(1) Valuation and qualifying accounts conveyed through the disposition of the Springfield Massachusetts branch location

(2)   Bad debts written off net of any recoveries

(3) Valuation and qualifying accounts conveyed through the disposition of the Hartford Connecticut branch location